Form 10-Q
period 1995-06-30
DYCO OIL & GAS PROGRAM 1986-X
filed 1995-08-11
CIK 803095

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
         June 30, 1995                                  33-9203


                    DYCO OIL AND GAS PROGRAM 1986-X
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



                 Minnesota                        41-1565819
   (State or other jurisdiction        (I.R.S. Employer Identification
 of incorporation or organization)                 Number)




         Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
         -------------------------------------------------------------
         (Address of principal executive offices)       (Zip Code)



                          (918) 583-1791
               --------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X   No
                             ------          ------

                              PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)

                                          ASSETS
                                                        June 30,  December 31,
                                                          1995        1994
                                                      ----------- ------------
          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $ 36,246      $ 10,512
             Accrued oil and gas sales, including
               $20,803 and $27,140 due from
               related parties (Note 2) . . . . . .      22,320        27,521
                                                       --------      --------
                Total current assets  . . . . . . .    $ 58,566      $ 38,033

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .      87,264        98,980

          DEFERRED CHARGE . . . . . . . . . . . . .       5,563         5,563
                                                       --------      --------
                                                       $151,393      $142,576
                                                       ========      ========


                             LIABILITIES AND PARTNERS' CAPITAL


          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  4,643      $  4,007
                                                       --------      --------
                Total current liabilities . . . . .    $  4,643      $  4,007

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               21 units . . . . . . . . . . . . . .       1,467         1,385
             Limited Partners, issued and outstanding,
               2,000 units  . . . . . . . . . . . .     145,283       137,184
                                                       --------      --------
                Total Partners' capital . . . . . .    $146,750      $138,569
                                                       --------      --------
                                                       $151,393      $142,576
                                                       ========      ========


                     The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995          1994
                                                        ---------    ---------

          REVENUES:
             Oil and gas sales, including
               $31,506 and $44,782 of sales
               to related parties (Note 2)  . . . .      $34,195      $47,364
             Interest . . . . . . . . . . . . . . .          239          369
                                                         -------      -------
                                                         $34,434      $47,733
                                                         -------      -------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $16,041      $14,870
             Depreciation, depletion, and amortization
               of oil and gas properties . . . . . . .     6,404       10,901
             General and administrative (Note 2)  .        6,038        4,684
                                                         -------      -------
                                                         $28,483      $30,455
                                                         -------      -------

          NET INCOME  . . . . . . . . . . . . . . .      $ 5,951      $17,278
                                                         =======      =======
          GENERAL PARTNER (1%) - net income . . . .      $    60      $   173
                                                         =======      =======
          LIMITED PARTNERS (99%) - net income . . .      $ 5,891      $17,105
                                                         =======      =======
          NET INCOME PER UNIT . . . . . . . . . . .      $     3      $     9
                                                         =======      =======
          UNITS OUTSTANDING . . . . . . . . . . . .        2,021        2,021
                                                         =======      =======



                     The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                          1995          1994
                                                        ---------    ---------

          REVENUES:
             Oil and gas sales, including
               $58,613 and $93,120 of sales
               to related parties (Note 2)  . . . .      $67,357      $98,098
             Interest . . . . . . . . . . . . . . .          339          501
                                                         -------      -------
                                                         $67,696      $98,599
                                                         -------      -------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $34,331      $31,955
             Depreciation, depletion, and amortization
               of oil and gas properties . . . . . . .    12,532       20,234
             General and administrative (Note 2)  .       12,652       11,030
                                                         -------      -------
                                                         $59,515      $63,219
                                                         -------      -------

          NET INCOME  . . . . . . . . . . . . . . .      $ 8,181      $35,380
                                                         =======      =======
          GENERAL PARTNER (1%) - net income . . . .      $    82      $   354
                                                         =======      =======
          LIMITED PARTNERS (99%) - net income . . .      $ 8,099      $35,026
                                                         =======      =======
          NET INCOME PER UNIT . . . . . . . . . . .      $     4      $    18
                                                         =======      =======
          UNITS OUTSTANDING . . . . . . . . . . . .        2,021        2,021
                                                         =======      =======



                     The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                        (Unaudited)

                                                           1995        1994
                                                        ---------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .      $ 8,181      $35,380
             Adjustments to reconcile net income to net
               cash provided by operating activities:
               Depreciation, depletion, and amortization
                of oil and gas properties  . .. . .      12,532        20,234
               Decrease in accrued oil and gas sales      5,201         6,249
               Increase in accounts payable . . . .         636            62
                                                         -------      -------
                Net cash provided by operating
                 activities                             $26,550       $61,925
                                                         -------      -------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .     ($   816)     $   -
                                                         -------      -------
                Net cash used by investing activities   ($   816)     $   -
                                                         -------      -------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Cash distributions . . . . . . . . . .      $   -       ($60,630)
                                                         -------      -------
                Net cash used by financing activities    $   -       ($60,630)
                                                         -------      -------

          NET INCREASE IN CASH AND CASH EQUIVALENTS      $25,734      $ 1,295

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
           PERIOD                                         10,512       16,603
                                                         -------      -------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD     $36,246      $17,898
                                                         =======      =======



                     The accompanying condensed notes are an
                    integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     JUNE 30, 1995
                                      (Unaudited)


          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of June 30, 1995, statements of operations for the three and six months ended June 30, 1995 and 1994, and statements of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-X Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1995, results of operations for the three and six months ended June 30, 1995 and 1994, and changes in cash flows for the six months ended June 30, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for period ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

             The limited partners' net income or loss per unit is based upon each $5,000 initial capital contribution.

             OIL AND GAS PROPERTIES
             ----------------------

             Oil and gas operations are accounted for using the full cost method of accounting. All productive and non-productive costs associated with the acquisition, exploration and development of oil and gas reserves are capitalized. Sales and abandonments of properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved oil and gas reserves.

             The provision for depreciation, depletion, and amortization of oil and gas properties is calculated by dividing the oil and gas sales dollars during the year by the estimated future gross income from the oil and gas properties and applying the resulting rate to the net remaining costs of oil and gas properties that have been capitalized, plus estimated future development costs.

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the six months ended June 30, 1995 and 1994 such expenses totaled $12,652 and $11,030, respectively, of which $8,040 and $8,040 were paid to Dyco.

             Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Program sells gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the six months ended June 30, 1995 and 1994 these sales totaled $58,613 and $93,120, respectively. At June 30, 1995 accrued oil and gas sales included $20,803 due from Premier.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          LIQUIDITY AND CAPITAL RESOURCES
          -------------------------------

               Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact.

               The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

          RESULTS OF OPERATIONS
          ---------------------

               THREE MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994.
                                                  Three months ended June 30,
                                                  --------------------------
                                                       1995     1994
                                                       ----     ----
                  Oil and gas sales                  $34,195    $47,364
                  Oil and gas production expenses    $16,041    $14,870
                  Barrels produced                       125        167
                  Mcf produced                        23,502     27,402
                  Average price/Bbl                  $ 17.05    $ 15.46
                  Average price/Mcf                  $  1.36    $  1.63

               As shown in the table, oil and natural gas sales decreased 27.8% for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This decrease resulted primarily from the decrease in the volumes and average prices of natural gas sold. Volumes of oil and natural gas sold decreased 42 barrels and 3,900 Mcf, respectively, for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. Average natural gas prices decreased to $1.36 per Mcf for the three months ended June 30, 1995 from $1.63 per Mcf for the three months ended June 30, 1994, while average oil prices increased to $17.05 per barrel for the three months ended June 30, 1995 from $15.46 per barrel for the three months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased slightly by $1,171 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This increase was primarily due to an increase in the general repair and maintenance expenses incurred on the Program's wells during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 46.9% for the three months ended June 30, 1995 from 31.4% for the three months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the three months ended June 30, 1955 as compared to the three months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $4,497 for the three months ended June 30, 1995 compared to the three months ended June 30, 1994. This decrease was primarily the result of the decreases in the volumes of oil and natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994 and an upward revision in the estimate of the Program's remaining oil and natural gas reserves. As a percentage of oil and gas sales, this expense decreased to 18.7% for the three months ended June 30, 1995 compared to 23.0% for the three months ended June 30, 1994. This percentage decrease was primarily a result of the dollar decrease in depreciation, depletion, and amortization expense discussed above, partially offset by the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               General and administrative expenses increased $1,354 for the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. This dollar increase resulted primarily from an increase in the Program's professional fees during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 17.7% for the three months ended June 30, 1995 from 9.9% for the three months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the three months ended June 30, 1995 as compared to the three months ended June 30, 1994.

               SIX MONTHS ENDED JUNE 30, 1995 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1994.
                                                     Six months ended June 30
                                                     ------------------------
                                                           1995    1994
                                                           ----    ----
                  Oil and gas sales                      $67,357  $98,098
                  Oil and gas production expenses        $34,331  $31,955
                  Barrels produced                           245      330
                  Mcf produced                            47,934   52,415
                  Average price/Bbl                      $ 16.63  $ 15.08
                  Average price/Mcf                      $  1.32  $  1.78

               As shown in the table, oil and natural gas sales decreased 31.3% for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease primarily resulted from the decreases in the volumes and average prices of natural gas sold. Volumes of oil and natural gas sold decreased 85 barrels and 4,481 Mcf, respectively, for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. Average natural gas prices decreased to $1.32 per Mcf for the six months ended June 30, 1995 from $1.78 per Mcf for the six months ended June 30, 1994, while average oil prices increased to $16.63 per barrel for the six months ended June 30, 1995 from $15.08 per barrel for the six months ended June 30, 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased slightly by $2,376 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This increase was primarily due to an increase in the general repair and maintenance expenses incurred on the Program's wells during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 51.0% for the six months ended June 30, 1995 from 32.6% for the six months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $7,702 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This decrease was primarily the result of the decreases in the volumes of oil and natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 and a significant upward revision in the estimate of the Program's remaining oil and natural gas reserves. As a percentage of oil and gas sales, this expense decreased slightly to 18.6% for the six months ended June 30, 1995 compared to 20.6% for the six months ended June 30, 1994. This percentage decrease was primarily a result of the dollar decrease in depreciation, depletion, and amortization expenses as discussed above, partially offset by the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

               General and administrative expenses increased $1,622 for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. This dollar increase resulted primarily from an increase in the Program's professional fees during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994. As a percentage of oil and gas sales, these expenses increased to 18.8% for the six months ended June 30, 1995 from 11.2% for the six months ended June 30, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the six months ended June 30, 1995 as compared to the six months ended June 30, 1994.

                             PART II:  OTHER INFORMATION



          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits

                    None

               (b)  Reports on Form 8-K

                    None

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP

                                      (Registrant)


                                             By:  DYCO PETROLEUM CORPORATION
                                                  General Partner




          Date:      August 10, 1995         By:    /s/Dennis  R.  Neill
                                                --------------------------
                                                       (Signature)
                                                  Dennis R. Neill
                                                  Senior Vice President



          Date:      August 10, 1995         By:   /s/Patrick M. Hall
                                                --------------------------
                                                       (Signature)
                                                  Patrick M. Hall
                                                  Senior Vice President -
                                                  Controller
                                                  Principal Accounting
                                                  Officer