Form 10-Q/A
period 1995-03-31
DYCO OIL & GAS PROGRAM 1986-X
filed 1995-08-28
CIK 803095

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                          AMENDMENT NO. 1 TO
                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
         March 31, 1995                                 33-9203



                    DYCO OIL AND GAS PROGRAM 1986-X
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



               Minnesota                       41-1565819
  (State or other jurisdiction            (I.R.S. Employer Identification
of incorporation or organization)                    Number)




          Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)



                        (918) 583-1791
            ---------------------------------------------------
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X         No
                              ----           ----

                              PART I.  FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                    DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                        (Unaudited)

                                          ASSETS

                                                       March 31,  December 31,
                                                          1995        1994
                                                      ----------- ------------

          CURRENT ASSETS:
             Cash and cash equivalents  . . . . . .    $ 27,077      $ 10,512
             Accrued oil and gas sales, including
               $16,004 and $27,140 due from
               related parties (Note 2) . . . . . .      18,888        27,521
                                                       --------      --------
                Total current assets  . . . . . . .    $ 45,965      $ 38,033

          NET OIL AND GAS PROPERTIES, utilizing
             the full cost method . . . . . . . . .      93,668        98,980

          DEFERRED CHARGE . . . . . . . . . . . . .       5,563         5,563
                                                       --------      --------
                                                       $145,196      $142,576
                                                       ========      ========

                             LIABILITIES AND PARTNERS' CAPITAL

          CURRENT LIABILITIES:
             Accounts payable . . . . . . . . . . .    $  4,397      $  4,007
                                                       --------      --------
                Total current liabilities . . . . .    $  4,397      $  4,007

          PARTNERS' CAPITAL:
             General Partner, issued and outstanding,
               21 units . . . . . . . . . . . . . .       1,407         1,385
             Limited Partners, issued and outstanding,
               2,000 units  . . . . . . . . . . . .     139,392       137,184
                                                       --------      --------
                Total Partners' capital . . . . . .    $140,799      $138,569
                                                       --------      --------
                                                       $145,196      $142,576
                                                       ========      ========

                  The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                                 STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)

                                                          1995          1994
                                                        ---------    ---------

          REVENUES:
             Oil and gas sales, including
               $27,107 and $48,338 of sales
               to related parties (Note 2)  . . . .      $33,162      $50,734
             Interest . . . . . . . . . . . . . . .          100          132
                                                         -------      -------
                                                         $33,262      $50,866
                                                         -------      -------
          COSTS AND EXPENSES:
             Oil and gas production . . . . . . . .      $18,290      $17,085
             Depreciation, depletion, and amortization
               of oil and gas properties  . . . . .        6,128        9,333
             General and administrative (Note 2)  .        6,614        6,346
                                                         -------      -------
                                                         $31,032      $32,764
                                                         -------      -------
          NET INCOME  . . . . . . . . . . . . . . .      $ 2,230      $18,102
                                                         =======      =======
          GENERAL PARTNER (1%) - net income . . . .      $    22      $   181
                                                         =======      =======
          LIMITED PARTNERS (99%) - net income . . .      $ 2,208      $17,921
                                                         =======      =======
          NET INCOME PER UNIT . . . . . . . . . . .      $     1      $     9
                                                         =======      =======
          UNITS OUTSTANDING . . . . . . . . . . . .        2,021        2,021
                                                         =======      =======

                      The accompanying condensed notes are an
                    integral part of these financial statements.

                    DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                                 STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                        (Unaudited)

                                                          1995         1994
                                                        ---------    ---------

          CASH FLOWS FROM OPERATING ACTIVITIES:
             Net income . . . . . . . . . . . . . .      $ 2,230      $18,102
             Adjustments to reconcile net income to net
               cash provided by operating activities:
               Depreciation, depletion, and amortization
                of oil and gas properties . . . . .        6,128        9,333
               Decrease in accrued oil and gas sales       8,633        1,913
               Increase in accounts payable . . . .          390          113
                                                         -------      -------
                Net cash provided by operating
                 activities                              $17,381      $29,461
                                                         -------      -------

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to oil and gas properties  .     ($   816)     $   -
                                                         -------      -------
                Net cash used by investing activities   ($   816)     $   -
                                                         -------      -------

          CASH FLOWS FROM FINANCING ACTIVITIES:

                Net cash used by financing activities    $   -        $   -
                                                         -------      -------

          NET INCREASE IN CASH AND CASH EQUIVALENTS      $16,565      $29,461

          CASH AND CASH EQUIVALENTS AT BEGINNING OF
          PERIOD                                          10,512       16,603
                                                         -------      -------
          CASH AND CASH EQUIVALENTS AT END OF PERIOD     $27,077      $46,064
                                                         =======      =======

                      The accompanying condensed notes are an
                    integral part of these financial statements.

                  DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                        CONDENSED NOTES TO FINANCIAL STATEMENTS
                                     MARCH 31, 1995
                                      (Unaudited)

          1. ACCOUNTING POLICIES
             -------------------

             The balance sheets as of March 31, 1995, statements of operations for the three months ended March 31, 1995 and 1994, and statements of cash flows for the three months ended March 31, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-X Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995, and results of operations and changes in cash flows for the three months ended March 31, 1995 and 1994 have been made.

             Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for period ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

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

          2. TRANSACTIONS WITH RELATED PARTIES
             ---------------------------------

             Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1995 and 1994 such expenses totaled $6,614 and $6,346, respectively, of which $4,020 and $4,020 were paid to Dyco.

             Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

             The Program sells gas at market prices to Premier Gas Company ("Premier"), an affiliated company, and Premier may then resell such gas to third parties at market prices. During the three months ended March 31, 1995 and 1994 these sales totaled $27,107 and $48,338, respectively. At March 31, 1995 accrued oil and gas sales included $16,004 due from Premier.

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

          RESULTS OF OPERATIONS
          ---------------------

             THREE MONTHS ENDED MARCH 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1994.

                                                 Three Months ended March 31,
                                                 ----------------------------
                                                     1995           1994
                                                     ----           ----
                  Oil and gas sales                $33,162        $50,734
                  Oil and gas production expenses  $18,290        $17,085
                  Barrels produced                     120            163
                  Mcf produced                      24,432         25,013
                  Average price/Bbl                $ 16.18        $ 14.70
                  Average price/Mcf                $  1.28        $  1.93

               As shown in the table, oil and natural gas sales decreased by 34.6% for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was due primarily to a decrease in the average price of natural gas sold. Volumes of oil and natural gas sold decreased slightly by 43 barrels and 581 Mcf, respectively, for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. Average natural gas prices decreased to $1.28 per Mcf for the three months ended March 31, 1995 from $1.93 per Mcf for the three months ended March 31, 1994, while average oil prices increased to $16.18 per barrel for the three months ended March 31, 1995 from $14.70 per barrel for the similar period in 1994.

               Oil and gas production expenses (including lease operating expenses and production taxes) increased slightly by $1,205 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This increase in production expenses is primarily due to workover costs on one well during the three months ended March 31, 1995 to improve the recovery of reserves, partially offset by a decrease in production taxes resulting from the decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 55.2% for the three months ended March 31, 1995 from 33.7% for the three months ended March 31, 1994. This percentage increase was primarily the result of a decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

               Depreciation, depletion, and amortization of oil and gas properties decreased $3,205 for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. This decrease was primarily the result of a significant upward revision in the estimate of the Program's remaining natural gas reserves. As a percentage of oil and gas sales, this expense increased slightly to 18.5% for the three months ended March 31, 1995 from 18.4% for the three months ended March 31, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold, partially offset by the dollar decrease in depreciation, depletion, and amortization expense as discussed above.

               General and administrative expenses remained relatively constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994. As a percentage of oil and gas sales, these expenses increased to 19.9% for the three months ended March 31, 1995 as compared to 12.5% for the three months ended March 31, 1994. This percentage increase was primarily due to the decrease in the average price of natural gas sold during the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

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


                                   DYCO OIL AND GAS PROGRAM 1986-X LIMITED
                                   PARTNERSHIP

                                               (Registrant)


                                   By:  DYCO PETROLEUM CORPORATION

                                        General Partner




Date:      August 28, 1995         By: /s/Dennis  R. Neill

                                       -------------------------
                                             (Signature)
                                       Dennis R. Neill
                                       Senior Vice President



Date:      August 28, 1995         By: /s/Patrick  M. Hall

                                       -------------------------
                                             (Signature)
                                       Patrick M. Hall
                                       Senior Vice President -
                                       Controller
                                       Principal Accounting Officer