Form 10-Q
period 1995-09-30
DYCO OIL & GAS PROGRAM 1986-X
filed 1995-11-14
CIK 803095

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended                   Commission File Number
      September 30, 1995                                33-9203


                    DYCO OIL AND GAS PROGRAM 1986-X
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



                 Minnesota                   41-1565819
(State or other jurisdiction       (I.R.S. Employer Identification
of incorporation or organization)              Number)



         Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)


                                ASSETS

                                          September 30, December 31,
                                              1995          1994
                                          ------------- ------------

CURRENT ASSETS:
   Cash and cash equivalents  . . . . . .    $  6,040      $ 10,512
   Accrued oil and gas sales, including
     $15,647 and $27,140 due from
     related parties (Note 2) . . . . . .      19,004        27,521
                                             --------      --------
      Total current assets  . . . . . . .    $ 25,044      $ 38,033

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method . . . . . . . . .      81,766        98,980

DEFERRED CHARGE . . . . . . . . . . . . .       5,563         5,563
                                             --------      --------
                                             $112,373      $142,576
                                             ========      ========


                   LIABILITIES AND PARTNERS' CAPITAL


CURRENT LIABILITIES:
   Accounts payable . . . . . . . . . . .    $  4,705      $  4,007
                                             --------      --------
      Total current liabilities . . . . .    $  4,705      $  4,007

PARTNERS' CAPITAL:
   General Partner, issued and outstanding,
     21 units . . . . . . . . . . . . . .       1,076         1,385
   Limited Partners, issued and outstanding,
     2,000 units  . . . . . . . . . . . .     106,592       137,184
                                             --------      --------
      Total Partners' capital . . . . . .    $107,668      $138,569
                                             --------      --------
                                             $112,373      $142,576
                                             ========      ========

                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995          1994
                                              ---------    ---------

REVENUES:
   Oil and gas sales, including
     $25,567 and $36,871 of sales
     to related parties (Note 2)  . . . .      $28,374      $40,004
   Interest . . . . . . . . . . . . . . .          308          185
                                               -------      -------
                                               $28,682      $40,189
                                               -------      -------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .      $17,291      $14,933
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .     5,499        5,089
   General and administrative (Note 2)  .        4,554        4,764
                                               -------      -------
                                               $27,344      $24,786
                                               -------      -------

NET INCOME  . . . . . . . . . . . . . . .      $ 1,338      $15,403
                                               =======      =======
GENERAL PARTNER (1%) - net income . . . .      $    13      $   154
                                               =======      =======
LIMITED PARTNERS (99%) - net income . . .      $ 1,325      $15,249
                                               =======      =======
NET INCOME PER UNIT . . . . . . . . . . .      $     1      $     7
                                               =======      =======
UNITS OUTSTANDING . . . . . . . . . . . .        2,021        2,021
                                               =======      =======


                  The accompanying condensed notes are an
               integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995          1994
                                              ---------    ---------

REVENUES:
   Oil and gas sales, including
     $84,180 and $129,991 of sales
     to related parties (Note 2)  . . . .      $95,731     $138,102
   Interest . . . . . . . . . . . . . . .          647          686
                                               -------     --------
                                               $96,378     $138,788
                                               -------     --------
COSTS AND EXPENSES:
   Oil and gas production . . . . . . . .      $51,622     $ 46,888
   Depreciation, depletion, and amortization
     of oil and gas properties . . . . . . .    18,031       25,323
   General and administrative (Note 2)  .       17,206       15,794
                                               -------     --------
                                               $86,859     $ 88,005
                                               -------     --------

NET INCOME  . . . . . . . . . . . . . . .      $ 9,519     $ 50,783
                                               =======     ========
GENERAL PARTNER (1%) - net income . . . .      $    95     $    508
                                               =======     ========
LIMITED PARTNERS (99%) - net income . . .      $ 9,424     $ 50,275
                                               =======     ========
NET INCOME PER UNIT . . . . . . . . . . .      $     5     $     25
                                               =======     ========
UNITS OUTSTANDING . . . . . . . . . . . .        2,021        2,021
                                               =======     ========

                  The accompanying condensed notes are an
                integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                              (Unaudited)


                                                1995         1994
                                              ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income . . . . . . . . . . . . . .      $ 9,519      $50,783
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation, depletion, and amortiza-
      tion of oil and gas properties  . .       18,031       25,323
     Decrease in accrued oil and gas sales       8,517       10,822
     Increase in accounts payable . . . .          698           33
                                               -------      -------
      Net cash provided by operating
       activities                              $36,765      $86,961
                                               -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties  .     ($   817)     $   -
                                               -------      -------
      Net cash used by investing activities   ($   817)     $   -
                                               -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions . . . . . . . . . .     ($40,420)    ($60,630)
                                               -------      -------
      Net cash used by financing activities   ($40,420)    ($60,630)
                                               -------      -------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS  . . . . . . . . . . . . .     ($ 4,472)     $26,331

CASH AND CASH EQUIVALENTS AT BEGINNING
OF PERIOD                                       10,512       16,603
                                               -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 6,040      $42,934
                                               =======      =======


                     The accompanying condensed notes are an
                    integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995
                              (Unaudited)


1. ACCOUNTING POLICIES
   -------------------

   The balance sheet as of September 30, 1995, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-X Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1995, results of operations for the three and nine months ended September 30, 1995 and 1994, and changes in cash flows for the nine months ended September 30, 1995 and 1994 have been made.

   Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1994. The results of operations for period ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

   Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended
   September 30, 1995 and 1994 such expenses totaled $4,554 and $4,764, respectively, of which $4,020 and $4,020 were paid to Dyco. During the nine months ended September 30, 1995 and 1994 such expenses totaled $17,206 and $15,794, respectively, of which $12,060 and $12,060 were paid to Dyco.

   Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

   The  Program  sells gas  at market  prices  to Premier  Gas Company
   ("Premier"),  an affiliated  company, and  Premier may  then resell such gas to third parties at market prices. During the three months ended September 30, 1995 and 1994 these sales totaled $25,567 and $36,871, respectively. During the nine months ended September 30, 1995 and 1994 these sales totaled $84,180 and $129,991, respectively. At September 30, 1995 accrued oil and gas sales included $15,647 due from Premier.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that producing wells are improved or where methods are employed to permit more efficient recovery of the Program's reserves which would result in a positive economic impact. Over the last several years, the domestic energy industry and the Program have contended with volatile, but generally low, oil and gas prices. Over the past few years, the oil and gas market appears to have moved from periods of relative stability in supply and demand to excess supply or weakened demand. These trends have led to the volatility in pricing and demand noted over the past years.

     The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. The Program has no bank debt commitments. Cash for operational purposes will be provided by current oil and gas production.

RESULTS OF OPERATIONS
---------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994.

                                    Three months ended September 30,
                                    --------------------------------
                                        1995           1994
                                        ----           ----
        Oil and gas sales              $28,374        $40,004
        Oil and gas production
          expenses                     $17,291        $14,933
        Barrels produced                   156            185
        Mcf produced                    21,275         25,255
        Average price/Bbl              $ 17.99        $ 16.94
        Average price/Mcf              $  1.20        $  1.46

     As shown in the table, oil and natural gas sales decreased 29.1% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This decrease resulted from the decreases in the volumes of oil and natural gas sold and the decrease in the average price of natural gas sold, partially offset by the increase in the average price of oil sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Volumes of oil and natural gas sold decreased 29 barrels and 3,980 Mcf, respectively, for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. Average natural gas prices decreased to $1.20 per Mcf for the three months ended September 30, 1995 from $1.46 per Mcf for the three months ended September 30, 1994, while average oil prices increased to $17.99 per barrel for the three months ended September 30, 1995 from $16.94 per barrel for the three months ended September 30, 1994.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) increased $2,358 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. This increase was primarily due to workover charges incurred on two of the Program's wells during the three months ended September 30, 1995 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 60.9% for the three months ended September 30, 1995 from 37.3% for the three months ended September 30, 1994. This percentage increase was primarily due to the dollar increase in production expenses as discussed above and the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties increased slightly by $410 for the three months ended September 30, 1995 as compared to the three months ended
     September 30, 1994. As a percentage of oil and gas sales, this expense increased to 19.4% for the three months ended September 30, 1995 compared to 12.7% for the three months ended September 30, 1994. This percentage increase was primarily a result of the decrease in the average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     General and administrative expenses decreased slightly by $210 for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 16.0% for the three months ended September 30, 1995 from 11.9% for the three months ended September 30, 1994. This percentage increase was primarily due to the decrease in the volumes and average price of natural gas sold during the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

     NINE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994.

                                     Nine months ended September 30,
                                     -------------------------------
                                          1995         1994
                                          ----         ----
        Oil and gas sales              $95,731       $138,102
        Oil and gas production
         expenses                      $51,622       $ 46,888
        Barrels produced                   401            515
        Mcf produced                    69,209         77,670
        Average price/Bbl              $ 17.16       $  15.75
        Average price/Mc               $  1.28       $   1.67

     As shown in the table, oil and natural gas sales decreased 30.7% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease resulted primarily from the decreases in the volumes of oil and natural gas sold and the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. Volumes of oil and natural gas sold decreased 114 barrels and 8,461 Mcf, respectively, for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The decrease in the volumes of natural gas sold resulted primarily from the shutting in of one of the Program's wells during a portion of the nine months ended September 30, 1995 to improve future production capabilities by increasing pressure on the well and a significant positive prior period volume adjustment from a purchaser on another of the Program's wells during the nine months ended September 30, 1994. Average natural gas prices decreased to $1.28 per Mcf for the nine months ended September 30, 1995 from $1.67 per Mcf for the nine months ended September 30, 1994, while average oil prices increased to $17.16 per barrel for the nine months ended September 30, 1995 from $15.75 per barrel for the nine months ended September 30, 1994.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $4,734 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This increase was primarily due to workover charges incurred on two of the Program's wells during the nine months ended September 30, 1995 to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 53.9% for the nine months ended September 30, 1995 from 34.0% for the nine months ended September 30, 1994. This percentage increase was primarily due to the dollar increase in production expenses as discussed above and the decrease in the average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

     Depreciation, depletion, and amortization of oil and gas properties decreased $7,292 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This decrease was primarily the result of the decrease in the volumes of oil and natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, this expense remained relatively constant at 18.8% for the nine months ended September 30, 1995 compared to 18.3% for the nine months ended September 30, 1994.

     General and administrative expenses increased $1,412 for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. This dollar increase resulted primarily from an increase in the Program's professional fees during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. As a percentage of oil and gas sales, these expenses increased to 18.0% for the nine months ended September 30, 1995 from 11.4% for the nine months ended September 30, 1994. This percentage increase was primarily due to decreases in the volumes and average price of natural gas sold during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994.

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


                         DYCO OIL AND GAS PROGRAM 1986-X LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date: November 13, 1995 By:    /s/Dennis R. Neill
                             ---------------------------
                              (Signature)
                              Dennis R. Neill
                              Senior Vice President


Date: November 13, 1995 By:   /s/Patrick M. Hall
                            ---------------------------
                              (Signature)
                              Patrick M. Hall
                              Senior Vice President - Controller
                              Principal Accounting Officer