Form 10-Q
period 1996-06-30
DYCO OIL & GAS PROGRAM 1986-X
filed 1996-08-06
CIK 803095

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended            Commission File Number
        June 30, 1996                        0-16331


                    DYCO OIL AND GAS PROGRAM 1986-X
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



             Minnesota                      41-1565819
    (State or other jurisdiction   (I.R.S. Employer Identification
         of incorporation or                 Number)
            organization)



   Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                              (Unaudited)

                                ASSETS
                                         June 30,  December 31,
                                           1996        1995
                                         --------  ------------

CURRENT ASSETS:
  Cash and cash equivalents              $ 16,673      $ 18,661
  Accrued oil and gas sales, including
   $23,100 due from related parties
   in 1995 (Note 2)                        29,414        25,685
                                         --------      --------
     Total current assets                $ 46,087      $ 44,346

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                     67,071        82,402

DEFERRED CHARGE                            13,956        13,956
                                         --------      --------
                                         $127,114      $140,704
                                         ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                       $  4,236      $  4,622
                                         --------      --------
     Total current liabilities           $  4,236      $  4,622

ACCRUED LIABILITY                           9,719         9,719

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 21 units                    1,131         1,263
  Limited Partners, issued and
   outstanding 2,000 units                112,028       125,100
                                         --------      --------
     Total Partners' capital             $113,159      $126,363
                                         --------      --------
                                         $127,114      $140,704
                                         ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                         -------      --------

REVENUES:
  Oil and gas sales, including
   $31,506 of sales to related
   parties in 1995 (Note 2)              $44,121       $34,195
  Interest                                   415           239
                                         -------       -------
                                         $44,536       $34,434

COST AND EXPENSES:
  Oil and gas production                 $16,562       $16,041
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              5,169         6,404
  General and administrative (Note 2)      5,543         6,038
                                         -------       -------
                                         $27,274       $28,483
                                         -------       -------

NET INCOME                               $17,262       $ 5,951
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $   173       $    60
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $17,089       $ 5,891
                                         =======       =======
NET INCOME PER UNIT                      $     9       $     3
                                         =======       =======
UNITS OUTSTANDING                          2,021         2,021
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                         -------      --------

REVENUES:
  Oil and gas sales, including
   $58,613 of sales to related
   parties in 1995 (Note 2)              $91,094       $67,357
  Interest                                   568           339
                                         -------       -------
                                         $91,662       $67,696

COST AND EXPENSES:
  Oil and gas production                 $30,881       $34,331
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             11,201        12,532
  General and administrative (Note 2)     12,259        12,652
                                         -------       -------
                                         $54,341       $59,515
                                         -------       -------

NET INCOME                               $37,321       $ 8,181
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $   373       $    82
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $36,948       $ 8,099
                                         =======       =======
NET INCOME PER UNIT                      $    18       $     4
                                         =======       =======
UNITS OUTSTANDING                          2,021         2,021
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (Unaudited)

                                            1996        1995
                                          --------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $37,321      $ 8,181
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            11,201       12,532
   (Increase) decrease in accrued
     oil and gas sales                   (  3,729)       5,201
   Increase (decrease) in accounts
     payable                             (    386)         636
                                          -------      -------
   Net cash provided by operating
     activities                           $44,407      $26,550
                                          -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties     $   -       ($   816)
  Retirements of oil and gas
   properties                               4,130          -
                                          -------      -------
   Net cash provided (used) by
     investing activities                 $ 4,130     ($   816)
                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($50,525)     $   -
                                          -------      -------
   Net cash used by financing
     activities                          ($50,525)     $   -
                                          -------      -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                       ($ 1,989)     $25,734

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      18,661       10,512
                                          -------      -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $16,673      $36,246
                                          =======      =======

              The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of June 30, 1996, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-X Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1996, results of operations for the three and six months ended June 30, 1996 and 1995, and changes in cash flows for the six months ended June 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1996 and 1995 such expenses totaled $5,543 and $6,038, respectively, of which $4,020 and $4,020 were paid to Dyco. During the six months ended June 30, 1996 and 1995 such expenses totaled $12,259 and $12,652, respectively, of which $8,040 and $8,040 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended June 30, 1995 these sales totaled $31,506. During the six months ended June 30, 1995 these sales totaled $58,613. At December 31, 1995, accrued oil and gas sales included $23,100 due from Premier.

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

RESULTS OF OPERATIONS
- ---------------------

     THREE MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995.
                                      Three months ended June 30,
                                      ---------------------------
                                          1996            1995
                                        -------          -------
      Oil and gas sales                 $44,121          $34,195
      Oil and gas production expenses   $16,562          $16,041
      Barrels produced                       22              125
      Mcf produced                       20,996           23,502
      Average price/Bbl                 $ 17.32          $ 17.05
      Average price/Mcf                 $  2.08          $  1.36

     As shown in the table above, oil and gas sales increased $9,926 (29.0%) for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Of this increase, $16,921 was related to the increase in the average price of natural gas sold, partially offset by a $6,996 decrease related to the decreases in the volumes of oil and natural gas sold. Volumes of oil and natural gas sold decreased by 103 barrels and 2,506 Mcf, respectively, for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The decrease in natural gas and oil production was primarily the result of a normal decline in production from diminished reserves. Average oil prices increased to an average of $17.32 per barrel for the three months ended June 30, 1996 from $17.05 per barrel for the three months ended June 30, 1995, while the average price of natural gas sold increased to $2.08 per Mcf for the three months ended June 30, 1996 from $1.36 per Mcf for the three months ended June 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) remained relatively constant for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 37.5% for the three months ended June 30, 1996 from 46.9% for the three months ended June 30, 1995. This percentage decrease was primarily the result of the increase in the average price of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,235 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily a result of decreases in the volumes of oil and natural gas sold. As a percentage of oil and gas sales, this expense decreased to 11.7% for the three months ended June 30, 1996 from 18.7% for the three months ended June 30, 1995. This percentage decrease was primarily the result of the increase in the average price of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     General and administrative expenses decreased $495 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decrease was primarily due to a decrease in printing and postage expenses during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 12.6% for the three months ended June 30, 1996 from 17.7% for the three months ended June 30, 1995. This percentage decrease was primarily the result of the increase in the average price of natural gas sold during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995.

     SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995.
                                       Six months ended June 30,
                                      ---------------------------
                                          1996            1995
                                         -------         -------
      Oil and gas sales                  $91,094         $67,357
      Oil and gas production expenses    $30,881         $34,331
      Barrels produced                       190             245
      Mcf produced                        45,181          47,934
      Average price/Bbl                  $ 17.76         $ 16.63
      Average price/Mcf                  $  1.94         $  1.32

     As shown in the table above, oil and gas sales increased $23,737 (35.4%) for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Of this increase, $29,719 was related to the increase in the average price of natural gas sold, partially offset by a $5,341 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil and natural gas sold decreased by 55 barrels and 2,753 Mcf, respectively, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Average oil and natural gas prices increased to $17.76 per barrel and $1.94 per Mcf, respectively, for the six months ended June 30, 1996 from $16.63 per barrel and $1.32 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil  and  gas  production  expenses  (including  lease  operating expenses and production taxes) decreased $3,450 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily due to workover expenses incurred on one well during the six months ended June 30, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 33.9% for the six months ended June 30, 1996 from 51.0% for the six months ended June 30, 1995. This percentage decrease was primarily the result of the increases in the average prices of oil and natural gas sold for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,331 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was primarily a result of decreases in volumes of oil and natural gas sold. As a percentage of oil and gas sales, this expense decreased to 12.3% for the six months ended June 30, 1996 from 18.6% for the six months ended June 30, 1995. This percentage decrease was primarily the result of the increases in the average prices of oil and natural gas sold for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

     General and administrative expenses remained relatively constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 13.5% for the six months ended June 30, 1996 from 18.8% for the six months ended June 30, 1995. This percentage decrease was primarily the result of increases in the average prices of oil and natural gas sold for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

                      PART II:  OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.

     (b)  Reports on Form 8-K

          None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1986-X LIMITED
                         PARTNERSHIP

                              (Registrant)


                         By:  DYCO PETROLEUM CORPORATION

                              General Partner




Date:  August 6, 1996         By:    /s/Dennis R. Neill
                                 ------------------------------
                                    (Signature)
                                    Dennis R. Neill
                                    President



Date:  August 6, 1996    By:   /s/Drew S. Phillips
                                 ------------------------------
                                    (Signature)
                                    Drew S. Phillips
                                    Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
- ------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-X Limited Partnership's financial statements as of June 30, 1996 and for the six months ended June 30, 1996, filed herewith.