Form 10-Q
period 1996-09-30
DYCO OIL & GAS PROGRAM 1986-X
filed 1996-10-25
CIK 803095

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended            Commission File Number
      September 30, 1996                     0-16331


                    DYCO OIL AND GAS PROGRAM 1986-X
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



             Minnesota                      41-1565819
    (State or other jurisdiction   (I.R.S. Employer Identification
         of incorporation or                 Number)
            organization)



   Samson Plaza, Two West Second Street, Tulsa, Oklahoma   74103
   -------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)



                            (918) 583-1791
         ----------------------------------------------------
         (Registrant's telephone number, including area code)


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
                              (Unaudited)

                                ASSETS
                                      September 30,  December 31,
                                          1996          1995
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 45,596      $ 18,661
  Accrued oil and gas sales, including
   $23,100 due from related parties
   in 1995 (Note 2)                         26,366        25,685
                                          --------      --------
     Total current assets                 $ 71,962      $ 44,346

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                      60,887        82,402

DEFERRED CHARGE                             13,956        13,956
                                          --------      --------
                                          $146,805      $140,704
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  4,153      $  4,622
                                          --------      --------
     Total current liabilities            $  4,153      $  4,622

ACCRUED LIABILITY                            9,719         9,719

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 21 units                     1,329         1,263
  Limited Partners, issued and
   outstanding, 2,000 units                131,604       125,100
                                          --------      --------
     Total Partners' capital              $132,933      $126,363
                                          --------      --------
                                          $146,805      $140,704
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $25,567 of sales to related
   parties in 1995 (Note 2)              $45,133       $28,374
  Interest                                   160           308
                                         -------       -------
                                         $45,293       $28,682

COST AND EXPENSES:
  Oil and gas production                 $15,498       $17,291
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              5,322         5,499
  General and administrative (Note 2)      4,699         4,554
                                         -------       -------
                                         $25,519       $27,344
                                         -------       -------

NET INCOME                               $19,774       $ 1,338
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $   198       $    13
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $19,576       $ 1,325
                                         =======       =======
NET INCOME PER UNIT                      $    10       $     1
                                         =======       =======
UNITS OUTSTANDING                          2,021         2,021
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)


                                          1996          1995
                                        --------      --------

REVENUES:
  Oil and gas sales, including
   $84,180 of sales to related
   parties in 1995 (Note 2)             $136,227       $95,731
  Interest                                   728           647
                                        --------       -------
                                        $136,955       $96,378

COST AND EXPENSES:
  Oil and gas production                $ 46,379       $51,622
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             16,523        18,031
  General and administrative (Note 2)     16,958        17,206
                                        --------       -------
                                        $ 79,860       $86,859
                                        --------       -------

NET INCOME                              $ 57,095       $ 9,519
                                        ========       =======
GENERAL PARTNER (1%) - net
  income                                $    571       $    95
                                        ========       =======
LIMITED PARTNERS (99%) - net
  income                                $ 56,524       $ 9,424
                                        ========       =======
NET INCOME PER UNIT                     $     28       $     5
                                        ========       =======
UNITS OUTSTANDING                          2,021         2,021
                                        ========       =======


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (Unaudited)

                                            1996        1995
                                          --------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $57,095      $ 9,519
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            16,523       18,031
   (Increase) decrease in accrued
     oil and gas sales                   (    681)       8,517
   Increase (decrease) in accounts
     payable                             (    469)         698
                                          -------      -------
   Net cash provided by operating
     activities                           $72,468      $36,765
                                          -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to oil and gas properties     $   -       ($   817)
  Retirements of oil and gas
   properties                               4,992          -
                                          -------      -------
   Net cash provided (used) by
     investing activities                 $ 4,992     ($   817)
                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                     ($50,525)    ($40,420)
                                          -------      -------
   Net cash used by financing
     activities                          ($50,525)    ($40,420)
                                          -------      -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $26,935     ($ 4,472)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                      18,661       10,512
                                          -------      -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $45,596      $ 6,040
                                          =======      =======


               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996
                              (Unaudited)

1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1996, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-X Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1996, results of operations for the three and nine months ended September 30, 1996 and 1995, and changes in cash flows for the nine months ended September 30, 1996 and 1995 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1996 and 1995 such expenses totaled $4,699 and $4,554, respectively, of which $4,020 and $4,020 were paid to Dyco. During the nine months ended September 30, 1996 and 1995 such expenses totaled $16,958 and $17,206, respectively, of which $12,060 and $12,060 were paid to Dyco.

     Affiliates of the Program are the operators of certain of the Program's properties and their policy is to bill the Program for all customary charges and cost reimbursements associated with their activities, together with any compressor rentals, consulting, or other services provided.

     The Program sold gas at market prices to Premier Gas Company ("Premier") and Premier then resold such gas to third parties at market prices. Premier was an affiliate of the Program until December 6, 1995. During the three months ended September 30, 1995 these sales totaled $25,567. During the nine months ended September 30, 1995 these sales totaled $84,180. At December 31, 1995, accrued gas sales included $23,100 due from Premier.

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

RESULTS OF OPERATIONS
---------------------

     THREE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995.

                                   Three months ended September 30,
                                   --------------------------------
                                          1996            1995
                                        -------          -------
      Oil and gas sales                 $45,133          $28,374
      Oil and gas production expenses   $15,498          $17,291
      Barrels produced                       88              156
      Mcf produced                       21,445           21,275
      Average price/Bbl                 $ 23.19          $ 17.99
      Average price/Mcf                 $  2.01          $  1.20

     As shown in the table above, oil and gas sales increased $16,759 (59.1%) for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Of this increase, $17,233 was related to the increase in the average price of natural gas sold, partially offset by a $1,577 decrease related to the decrease in the volumes of oil sold. Volumes of oil sold decreased by 68 barrels, while volumes of natural gas sold increased by 170 Mcf for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The decrease in the volumes of oil sold was primarily the result of a normal decline in production due to diminished reserves during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Average oil and natural gas prices increased to $23.19 per barrel and $2.01 per Mcf, respectively, for the three months ended September 30, 1996 from $17.99 per barrel and $1.20 per Mcf, respectively, for the three months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $1,793 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease resulted primarily from the sale of one of the Program's wells. As a percentage of oil and gas sales, these expenses decreased to 34.3% for the three months ended September 30, 1996 from 60.9% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $177 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decrease was primarily a result of decreases in the volumes of oil and natural gas sold during the three months ended September 30, 1996 as compared to the three months ended
     September 30, 1995. As a percentage of oil and gas sales, this expense decreased to 11.8% for the three months ended September 30, 1996 from 19.4% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     General and administrative expenses increased $145 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This increase was primarily due to an increase in professional fees during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 10.4% for the three months ended September 30, 1996 from 16.0% for the three months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995.

     NINE MONTHS ENDED SEPTEMBER 30, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995.

                                    Nine months ended September 30,
                                    -------------------------------
                                          1996            1995
                                        --------         -------
      Oil and gas sales                 $136,227         $95,731
      Oil and gas production expenses   $ 46,379         $51,622
      Barrels produced                       278             401
      Mcf produced                        66,626          69,209
      Average price/Bbl                 $  19.48         $ 17.16
      Average price/Mcf                 $   1.96         $  1.28

     As shown in the table above, oil and gas sales increased $40,496 (42.3%) for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Of this increase, $47,062 was related to the increase in the average price of natural gas sold, partially offset by a $5,063 decrease related to the decrease in the volumes of natural gas sold. Volumes of oil and natural gas sold decreased by 123 barrels and 2,583 Mcf, respectively, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The decrease in the volumes of oil sold was primarily the result of a normal decline in production from diminished reserves during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Average oil and natural gas prices increased to $19.48 per barrel and $1.96 per Mcf, respectively, for the nine months ended September 30, 1996 from $17.16 per barrel and $1.28 per Mcf, respectively, for the nine months ended September 30, 1995.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,243 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to workover charges incurred on one well during the nine months ended September 30, 1995 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 34.0% for the nine months ended September 30, 1996 from 53.9% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     Depreciation, depletion, and amortization of oil and gas properties decreased $1,508 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease was primarily due to the decrease in volumes of oil and natural gas sold during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, this expense decreased to 12.1% for the nine months ended September 30, 1996 from 18.8% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. As a percentage of oil and gas sales, these expenses decreased to 12.4% for the nine months ended September 30, 1996 from 18.0% for the nine months ended September 30, 1995. This percentage decrease was primarily due to the increases in the average prices of oil and natural gas sold for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995.

                      PART II:  OTHER INFORMATION


ITEM 5. OTHER INFORMATION

     On  October 1, 1996,  Drew Phillips  resigned as  Chief Financial
     Officer  of  Dyco.    Mr.  Phillips  continues  to  serve  as  an
     accounting officer of affiliates of Dyco.

     On October 1, 1996, Patrick M. Hall was elected Chief Financial Officer of Dyco. Mr. Hall joined affiliates of Dyco (collectively, the "Samson Companies") in 1983. Prior to joining the Samson Companies he was a senior accountant with Peat Marwick Main & Co. in Tulsa. He holds a Bachelor of Science degree in accounting from Oklahoma State University and is a Certified Public Accountant. Mr. Hall is also Senior Vice President - Controller of Samson Investment Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          Current Report on Form 8-K filed during third quarter of 1996:

          Date of event:           July 1, 1996
          Date filed with SEC:     July 8, 1996
          Item Included:
               Item 5 - Other Events

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1986-X LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  October 25, 1996      By:        /s/Dennis R. Neill
                                 --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  October 25, 1996      By:        /s/Patrick M. Hall
                                 --------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-X Limited Partnership's financial statements as of September 30, 1996 and for the nine months ended September 30, 1996, filed herewith.

          All other exhibits are omitted as inapplicable.