Form 10-Q
period 1997-06-30
DYCO OIL & GAS PROGRAM 1986-X
filed 1997-08-05
CIK 803095

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended            Commission File Number
        June 30, 1997                        0-16331


                    DYCO OIL AND GAS PROGRAM 1986-X
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



             Minnesota                      41-1565819
    (State or other jurisdiction   (I.R.S. Employer Identification
         of incorporation or                 Number)
            organization)



   Samson Plaza, Two West Second Street, Tulsa, Oklahoma   74103
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
                              (Unaudited)

                                ASSETS
                                         June 30,    December 31,
                                           1997         1996
                                        ----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 38,439      $  8,796
  Accrued oil and gas sales                 26,342        40,805
                                          --------      --------
     Total current assets                 $ 64,781      $ 49,601

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                      65,006        70,461

DEFERRED CHARGE                             13,022        13,022
                                          --------      --------
                                          $142,809      $133,084
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  4,436      $  4,269
  Accounts payable - General
   Partner (Note 2)                            -          25,129
                                          --------      --------
     Total current liabilities            $  4,436      $ 29,398

ACCRUED LIABILITY                            9,142         9,142

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 21 units                     1,291           944
  Limited Partners, issued and
   outstanding, 2,000 units                127,940        93,600
                                          --------      --------
     Total Partners' capital              $129,231      $ 94,544
                                          --------      --------
                                          $142,809      $133,084
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                      $40,493       $44,121
  Interest                                   302           415
                                         -------       -------
                                         $40,795       $44,536

COST AND EXPENSES:
  Oil and gas production                 $24,803       $16,562
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              1,608         5,169
  General and administrative (Note 2)      4,969         5,543
                                         -------       -------
                                         $31,380       $27,274
                                         -------       -------

NET INCOME                               $ 9,415       $17,262
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $    94       $   173
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $ 9,321       $17,089
                                         =======       =======
NET INCOME PER UNIT                      $  4.66       $  8.54
                                         =======       =======
UNITS OUTSTANDING                          2,021         2,021
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                      $89,096       $91,094
  Interest                                   358           568
                                         -------       -------
                                         $89,454       $91,662

COST AND EXPENSES:
  Oil and gas production                 $36,473       $30,881
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              5,455        11,201
  General and administrative (Note 2)     12,839        12,259
                                         -------       -------
                                         $54,767       $54,341
                                         -------       -------

NET INCOME                               $34,687       $37,321
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $   347       $   373
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $34,340       $36,948
                                         =======       =======
NET INCOME PER UNIT                      $ 17.16       $ 18.47
                                         =======       =======
UNITS OUTSTANDING                          2,021         2,021
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                              (Unaudited)

                                            1997        1996
                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $34,687      $37,321
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                             5,455       11,201
   (Increase) decrease in accrued oil
     and gas sales                         14,463     (  3,729)
   Increase (decrease) in accounts
     payable                                  167     (    386)
   Decrease in accounts payable -
     General Partner                     ( 25,129)         -
                                          -------      -------
   Net cash provided by operating
     activities                           $29,643      $44,407
                                          -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                         $   -        $ 4,130
                                          -------      -------
   Net cash provided by investing
     activities                           $   -        $ 4,130
                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                      $   -       ($50,525)
                                          -------      -------

   Net cash used by financing
     activities                           $   -       ($50,525)
                                          -------      -------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                        $29,643     ($ 1,988)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       8,796       18,661
                                          -------      -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $38,439      $16,673
                                          =======      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of June 30, 1997, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-X Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1997, results of operations for the three and six months ended June 30, 1997 and 1996, and changes in cash flows for the six months ended June 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1997 and 1996 such expenses totaled $4,969 and $5,543, respectively, of which $4,020 was paid quarterly to Dyco and its affiliates. During the six months ended June 30, 1997 and 1996 such expenses totaled $12,839 and $12,259, respectively, of which $8,040 was paid each period to Dyco and its affiliates.

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

     THREE MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1996.

                                      Three months ended June 30,
                                      ---------------------------
                                          1997             1996
                                        -------          -------
      Oil and gas sales                 $40,493          $44,121
      Oil and gas production expenses   $24,803          $16,562
      Barrels produced                      -                 22
      Mcf produced                       19,814           20,996
      Average price/Bbl                 $   -            $ 17.32
      Average price/Mcf                 $  2.06          $  2.08

     As shown in the table above, total oil and gas sales decreased $3,628 (8.2%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Of this decrease, approximately $400 and $2,500, respectively, were related to decreases in volumes of oil and gas sold and approximately $400 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 22 barrels and 1,182 Mcf, respectively, for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Average gas prices decreased to $2.06 per Mcf for the three months ended June 30, 1997 from $2.08 per Mcf for the three months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $8,241 (49.8%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This increase resulted primarily from workover expenses incurred on one well during the three months ended June 30, 1997 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 61.3% for the three months ended June 30, 1997 from 37.5% for the three months ended June 30, 1996. This percentage increase was primarily due to the dollar increase in production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $3,561 (68.9%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from upward revisions of previous oil and gas reserve estimates at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 4.0% for the three months ended June 30, 1997 from 11.7% for the three months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.
     General and administrative expenses decreased $574 (10.4%) for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. This decrease resulted primarily from a decrease in professional fees during the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 12.3% for the three months ended June 30, 1997 and 12.6% for the three months ended June 30, 1996.

     SIX MONTHS ENDED JUNE 30, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996.

                                       Six months ended June 30,
                                       -------------------------
                                          1997             1996
                                        -------          -------
      Oil and gas sales                 $89,096          $91,094
      Oil and gas production expenses   $36,473          $30,881
      Barrels produced                      154              190
      Mcf produced                       37,685           45,181
      Average price/Bbl                 $ 21.60          $ 17.76
      Average price/Mcf                 $  2.28          $  1.94

     As shown in the table above, total oil and gas sales decreased $1,998 (2.2%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Of this decrease, approximately $15,000 was related to a decrease in volumes of gas sold, partially offset by an increase of approximately $13,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 36 barrels and 7,496 Mcf, respectively, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in volumes of gas sold resulted primarily from normal declines in production due to diminished gas reserves on two wells. Average oil and gas prices increased to $21.60 per barrel and $2.28 per Mcf, respectively, for the six months ended June 30, 1997 from $17.76 per barrel and $1.94 per Mcf, respectively, for the six months ended June 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $5,592 (18.1%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from workover expenses incurred on one well during the six months ended June 30, 1997 in order to improve the recovery of reserves, partially offset by a decrease in volumes of gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses increased to 40.9% for the six months ended June 30, 1997 from 33.9% for the six months ended June 30, 1996. This percentage increase was primarily due to the workover expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $5,746 (51.3%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease resulted primarily from upward revisions of previous oil and gas reserve estimates at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 6.1% for the six months ended June 30, 1997 from 12.3% for the six months ended June 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above and the increases in the average prices of oil and gas sold during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

     General and administrative expenses increased $580 (4.7%) for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This increase resulted primarily from an increase in both professional fees and miscellaneous expenses during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 14.4% for the six months ended June 30, 1997 and 13.5% for the six months ended June 30, 1996.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

                    All other exhibits are omitted as inapplicable.

     (b)  Reports on Form 8-K

          None.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         DYCO OIL AND GAS PROGRAM 1986-X LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  August 5, 1997        By:        /s/Dennis R. Neill
                                 --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  August 5, 1997        By:        /s/Patrick M. Hall
                                 --------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-X Limited Partnership's financial statements as of June 30, 1997 and for the six months ended June 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.