Form 10-Q
period 1997-09-30
DYCO OIL & GAS PROGRAM 1986-X
filed 1997-11-13
CIK 803095

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



     For the quarter ended            Commission File Number
       September 30, 1997                    0-16331


                    DYCO OIL AND GAS PROGRAM 1986-X
                        (A LIMITED PARTNERSHIP)
         (Exact Name of Registrant as specified in its charter)



             Minnesota                      41-1565819
    (State or other jurisdiction   (I.R.S. Employer Identification
         of incorporation or                 Number)
            organization)



   Samson Plaza, Two West Second Street, Tulsa, Oklahoma   74103
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
                              (Unaudited)

                                ASSETS

                                      September 30,  December 31,
                                          1997          1996
                                      -------------  ------------

CURRENT ASSETS:
  Cash and cash equivalents               $ 30,975      $  8,796
  Accounts receivable - General
   Partner (Note 2)                          8,328           -
  Accrued oil and gas sales                 28,238        40,805
                                          --------      --------
     Total current assets                 $ 67,541      $ 49,601

NET OIL AND GAS PROPERTIES, utilizing
  the full cost method                      86,325        70,461

DEFERRED CHARGE                             13,022        13,022
                                          --------      --------
                                          $166,888      $133,084
                                          ========      ========

                   LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Accounts payable                        $  4,423      $  4,269
  Accounts payable - General
   Partner (Note 2)                            -          25,129
                                          --------      --------
     Total current liabilities            $  4,423      $ 29,398

ACCRUED LIABILITY                            9,142         9,142

PARTNERS' CAPITAL:
  General Partner, issued and
   outstanding, 21 units                     1,532           944
  Limited Partners, issued and
   outstanding, 2,000 units                151,791        93,600
                                          --------      --------
     Total Partners' capital              $153,323      $ 94,544
                                          --------      --------
                                          $166,888      $133,084
                                          ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
        FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                      $45,286       $45,133
  Interest                                   436           160
                                         -------       -------
                                         $45,722       $45,293

COST AND EXPENSES:
  Oil and gas production                 $12,002       $15,498
  Depreciation, depletion, and
   amortization of oil and gas
   properties                              4,679         5,322
  General and administrative (Note 2)      4,949         4,699
                                         -------       -------
                                         $21,630       $25,519
                                         -------       -------

NET INCOME                               $24,092       $19,774
                                         =======       =======
GENERAL PARTNER (1%) - net
  income                                 $   241       $   198
                                         =======       =======
LIMITED PARTNERS (99%) - net
  income                                 $23,851       $19,576
                                         =======       =======
NET INCOME PER UNIT                      $ 11.92       $  9.78
                                         =======       =======
UNITS OUTSTANDING                          2,021         2,021
                                         =======       =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                       STATEMENTS OF OPERATIONS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)


                                          1997          1996
                                        --------      --------

REVENUES:
  Oil and gas sales                     $134,382      $136,227
  Interest                                   794           728
                                        --------      --------
                                        $135,176      $136,955

COST AND EXPENSES:
  Oil and gas production                $ 48,475      $ 46,379
  Depreciation, depletion, and
   amortization of oil and gas
   properties                             10,134        16,523
  General and administrative (Note 2)     17,788        16,958
                                        --------      --------
                                        $ 76,397      $ 79,860
                                        --------      --------

NET INCOME                              $ 58,779      $ 57,095
                                        ========      ========
GENERAL PARTNER (1%) - net
  income                                $    588      $    571
                                        ========      ========
LIMITED PARTNERS (99%) - net
  income                                $ 58,191      $ 56,524
                                        ========      ========
NET INCOME PER UNIT                     $  29.08      $  28.25
                                        ========      ========
UNITS OUTSTANDING                          2,021         2,021
                                        ========      ========

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                              (Unaudited)
                                            1997        1996
                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $58,779      $57,095
  Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation, depletion, and
     amortization of oil and gas
     properties                            10,134       16,523
   Increase in accounts receivable -
     General Partner                     (  8,328)         -
   (Increase) decrease in accrued oil
     and gas sales                         12,567     (    681)
   Increase (decrease) in accounts
     payable                                  154     (    469)
   Decrease in accounts payable  -
      General Partner                    ( 25,129)           -
                                          -------      -------
   Net cash provided by operating
     activities                           $48,177      $72,468
                                          -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from the sale of oil and
   gas properties                         $ 8,829      $ 4,992
  Additions to oil and gas properties    ( 34,827)         -
                                          -------      -------
   Net cash provided (used) by
     investing activities                ($25,998)     $ 4,992
                                          -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions                      $   -       ($50,525)
                                          -------      -------
   Net cash used by financing
     activities                           $   -       ($50,525)
                                          -------      -------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                             $22,179      $26,935

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                       8,796       18,661
                                          -------      -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                           $30,975      $45,596
                                          =======      =======

               The accompanying condensed notes are an
             integral part of these financial statements.

          DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                CONDENSED NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1997
                              (Unaudited)


1.   ACCOUNTING POLICIES
     -------------------

     The balance sheet as of September 30, 1997, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-X Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1997, results of operations for the three and nine months ended September 30, 1997 and 1996, and changes in cash flows for the nine months ended September 30, 1997 and 1996 have been made.

     Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1997 and 1996 such expenses totaled $4,949 and $4,699, respectively, of which $4,020 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1997 and 1996 such expenses totaled $17,788 and $16,958, respectively, of which $12,060 was paid each period to Dyco and its affiliates.

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

     The receivable from the General Partner at September 30, 1997 represents proceeds due to the Program for the sale of oil and gas properties. The receivable was collected subsequent to September 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Net proceeds from the Program's operations less necessary operating capital are distributed to investors on a quarterly basis. The net proceeds from production are not reinvested in productive assets, except to the extent that proceeds may be used to attempt to either (i) improve producing wells or (ii) employ methods to permit more efficient recovery of the Program's reserves. In both of these instances, it is the intent of the General Partner that the use of proceeds may result in a positive economic impact on the Program. During the nine months ended September 30, 1997, the Program invested approximately $28,000 in a recompletion on one well in order to improve the recovery of reserves. The recompletion was unsuccessful. Subsequently, the well was sold for salvage value of approximately $8,300. The unsuccessful recompletion expenses incurred by the Program adversely impacted the Program's cash flows during the third quarter of 1997. Management is currently unaware of any pending similar expenditures which, if unsuccessful, would materially impact the Program's cash flow.

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

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996.

                                   Three Months Ended September 30,
                                   --------------------------------
                                          1997             1996
                                        -------          -------
      Oil and gas sales                 $45,286          $45,133
      Oil and gas production expenses   $12,002          $15,498
      Barrels produced                       56               88
      Mcf produced                       22,214           21,445
      Average price/Bbl                 $ 17.79          $ 23.19
      Average price/Mcf                 $  1.99          $  2.01

     As shown in the table above, total oil and gas sales remained relatively constant for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. While the volumes of gas sold increased during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996, any resulting increase in oil and gas sales was offset by a decrease in the volumes of oil sold and decreases in the average prices of oil and gas sold. Volumes of oil sold decreased 32 barrels, while volumes of gas sold increased 769 Mcf for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Average oil and gas prices decreased to $17.79 per barrel and $1.99 per Mcf, respectively, for the three months ended September 30, 1997 from $23.19 per barrel and $2.01 per Mcf for the three months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) decreased $3,496 (22.6%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from (i) a decrease in general repairs and maintenance expenses incurred on one well during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and (ii) the sale of another well during the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses decreased to 26.5% for the three months ended September 30, 1997 from 34.3% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $643 (12.1%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease resulted primarily from upward revisions of previous oil and gas reserve estimates at December 31, 1996. As a percentage of oil and gas sales, this expense decreased to 10.3% for the three months ended September 30, 1997 from 11.8% for the three months ended September 30, 1996. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization discussed above.

     General and administrative expenses increased $250 (5.3%) for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This increase resulted primarily from increases in both computer consulting fees and computer upgrade expenses, which increases were partially offset by decreases in both legal and postage expense during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. As a percentage of oil and gas sales, these expenses remained relatively constant at 10.9% for the three months ended September 30, 1997 and 10.4% for the three months ended September 30, 1996.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996.

                                    Nine Months Ended September 30,
                                    -------------------------------
                                         1997             1996
                                       --------         --------
      Oil and gas sales                $134,382         $136,277
      Oil and gas production expenses  $ 48,475         $ 46,379
      Barrels produced                      210              278
      Mcf produced                       59,899           66,626
      Average price/Bbl                $  20.59         $  19.48
      Average price/Mcf                $   2.17         $   1.96

     As shown in the table above, total oil and gas sales decreased $1,845 (1.4%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Of this decrease, approximately $1,000 and $13,000, respectively, were related to decreases in the volumes of oil and gas sold, partially offset by an increase of approximately $13,000 related to an increase in the average price of gas sold. Volumes of oil and gas sold decreased 68 barrels and 6,727 Mcf, respectively, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. The decrease in the volumes of gas sold resulted primarily from normal declines in production due to diminished gas reserves on one well during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Average oil and gas prices increased to $20.59 per barrel and $2.17 per Mcf, respectively, for the nine months ended September 30, 1997 from $19.48 per barrel and $1.96 per Mcf, respectively, for the nine months ended September 30, 1996.

     Oil and gas production expenses (including lease operating expenses and production taxes) increased $2,096 (4.5%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This increase resulted primarily from workover expenses incurred on one well during the nine months ended September 30, 1997 in order to improve the recovery of reserves, partially offset by decreases in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 36.1% for the nine months ended September 30, 1997 from 34.0% for the nine months ended September 30, 1996. This percentage increase was primarily due to the workover expenses discussed above.

     Depreciation, depletion, and amortization of oil and gas properties decreased $6,389 (38.7%) for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decreased resulted primarily from (i) upward revisions of previous oil and gas reserve estimates at December 31, 1996 and (ii) the decrease in volumes of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, this expense decreased to 7.5% for the nine months ended September 30, 1997 from 12.1% for the nine months ended September 30, 1996. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     General and administrative expenses remained relatively constant for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. As a percentage of oil and gas sales, these expenses increased to 13.2% for the nine months ended September 30, 1997 from 12.4% for the nine months ended September 30, 1996. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                      PART II:  OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27.1 Financial Data Schedule containing summary financial information extracted from the Program's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

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


                         DYCO OIL AND GAS PROGRAM 1986-X LIMITED
                         PARTNERSHIP

                              (Registrant)


                              By:  DYCO PETROLEUM CORPORATION

                                   General Partner




Date:  November 13, 1997      By:        /s/Dennis R. Neill
                                 --------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President



Date:  November 13, 1997      By:        /s/Patrick M. Hall
                                 --------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                           INDEX TO EXHIBITS
                           -----------------


NUMBER    DESCRIPTION
------    -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-X Limited Partnership's financial statements as of September 30, 1997 and for the nine months ended September 30, 1997, filed herewith.

          All other exhibits are omitted as inapplicable.