Form 10-Q
period 1998-03-31
DYCO OIL & GAS PROGRAM 1986-X
filed 1998-05-06
CIK 803095

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 1998                                 0-16331



                       DYCO OIL AND GAS PROGRAM 1986-X
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                        41-1565819
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                      Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                 (Unaudited)

                                    ASSETS

                                              March 31,        December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 17,738          $ 21,256
   Accrued oil and gas sales                      24,918            34,977
                                                --------          --------
      Total current assets                      $ 42,656          $ 56,233

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           76,033            79,898

DEFERRED CHARGE                                   13,194            13,194
                                                --------          --------
                                                $131,883          $149,325
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $  5,453          $  2,637
                                                --------          --------
      Total current liabilities                 $  5,453          $  2,637

ACCRUED LIABILITY                                  5,415             5,415

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 21 units                        1,210             1,412
   Limited Partners, issued and
      outstanding, 2,000 units                   119,805           139,861
                                                --------          --------
      Total Partners' capital                   $121,015          $141,273
                                                --------          --------
                                                $131,883          $149,325
                                                ========          ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          -------

REVENUES:
   Oil and gas sales                             $40,785          $48,603
   Interest                                          306               56
                                                 -------          -------
                                                 $41,091          $48,659

COST AND EXPENSES:
   Oil and gas production                        $ 9,725          $11,670
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   3,865            3,847
   General and administrative
      (Note 2)                                     7,339            7,870
                                                 -------          -------
                                                 $20,929          $23,387
                                                 -------          -------

NET INCOME                                       $20,162          $25,272
                                                 =======          =======
GENERAL PARTNER (1%) - net income                $   202          $   253
                                                 =======          =======
LIMITED PARTNERS (99%) - net income              $19,960          $25,019
                                                 =======          =======
NET INCOME PER UNIT                              $  9.98          $ 12.50
                                                 =======          =======
UNITS OUTSTANDING                                  2,021            2,021
                                                 =======          =======







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $20,162           $25,272
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 3,865             3,847
      Decrease in accrued oil and
        gas sales                                 10,059            16,573
      Increase (decrease) in accounts
        payable                                    2,816          (    853)
      Decrease in accounts payable -
        General Partner                                -          ( 25,129)
                                                 -------           -------
      Net cash provided by operating
        activities                               $36,902           $19,710
                                                 -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash provided by investing
      activities                                 $     -           $     -
                                                 -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Net cash used by financing
      activities                                ($40,420)          $     -
                                                 -------           -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($ 3,518)          $19,710

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            21,256             8,796
                                                 -------           -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $17,738           $28,506
                                                 =======           =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 1998, statements of operations for the three months ended March 31, 1998 and 1997, and statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-X Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 1998, results of operations for the three months ended March 31, 1998 and 1997, and changes in cash flows for the three months ended March 31, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 1998 and 1997 the Program incurred such expenses totaling $7,339 and $7,870, respectively, of which $4,020 was paid each period to Dyco and its affiliates.

      Affiliates of the Program operate certain of the Program's properties. Their policy is to bill the Program for all customary charges and cost reimbursements associated with these activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Program.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.


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

      THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                    1998             1997
                                                  -------          -------
      Oil and gas sales                           $40,785          $48,603
      Oil and gas production expenses             $ 9,725          $11,670
      Barrels produced                                 34              160
      Mcf produced                                 20,398           17,871
      Average price/Bbl                           $ 13.41          $ 23.28
      Average price/Mcf                           $  1.98          $  2.51

      As shown in the table above, total oil and gas sales decreased $7,818 (16.1%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Of this decrease, approximately $11,000 was related to a decrease in the average price of gas sold and approximately $3,000 was related to a decrease in volumes of oil sold, which decreases were partially offset by an increase of approximately $6,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 126 barrels, while volumes of gas sold increased 2,527 Mcf for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The decrease in volumes of oil sold resulted primarily from normal declines in production due to diminished reserves on two wells during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. The increase in volumes of gas sold resulted primarily from negative prior period volume adjustments made by the purchaser on one well during the three months ended March 31, 1997. Average oil and gas prices decreased to $13.41 per barrel and $1.98 per Mcf, respectively, for the three months ended March 31, 1998 from $23.28 per barrel and $2.51 per Mcf, respectively, for the three months ended March 31, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $1,945 (16.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales discussed above and (ii) the sale of one well during 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 23.8% for the three months ended March 31, 1998 as compared to 24.0% for the three months ended March 31, 1997.

      Depreciation, depletion, and amortization of oil and gas properties remained relatively constant for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, this expense remained relatively constant at 9.5% for the three months ended March 31, 1998 as compared to 7.9% for the three months ended March 31, 1997.

      General and administrative expenses decreased $531 (6.7%) for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 18.0% for the three months ended March 31, 1998 as compared to 16.2% for the three months ended March 31, 1997.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-X Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

                        All other exhibits are omitted as inapplicable.

      (b) Reports on Form 8-K.

            None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYCO OIL AND GAS PROGRAM 1986-X LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 6, 1998                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 6, 1998                  By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                              INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-X Limited Partnership's financial statements as of March 31, 1998 and for the three months ended March 31, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.