Form 10-Q
period 1998-06-30
DYCO OIL & GAS PROGRAM 1986-X
filed 1998-08-04
CIK 803095

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 1998                                  0-16331



                       DYCO OIL AND GAS PROGRAM 1986-X
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                        41-1565819
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                     Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                 (Unaudited)

                                    ASSETS

                                              June 30,         December 31,
                                                1998              1997
                                             -----------       ------------

CURRENT ASSETS:
   Cash and cash equivalents                    $ 37,630          $ 21,256
   Accrued oil and gas sales                      24,668            34,977
                                                --------          --------
      Total current assets                      $ 62,298          $ 56,233

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           71,661            79,898

DEFERRED CHARGE                                   13,194            13,194
                                                --------          --------
                                                $147,153          $149,325
                                                ========          ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                             $  2,495          $  2,637
                                                --------          --------
      Total current liabilities                 $  2,495          $  2,637

ACCRUED LIABILITY                               $  5,415          $  5,415

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 21 units                     $  1,392          $  1,412
   Limited Partners, issued and
      outstanding, 2,000 units                   137,851           139,861
                                                --------          --------
      Total Partners' capital                   $139,243          $141,273
                                                --------          --------
                                                $147,153          $149,325
                                                ========          ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          -------

REVENUES:
   Oil and gas sales                             $37,969          $40,493
   Interest                                          146              302
                                                 -------          -------
                                                 $38,115          $40,795

COST AND EXPENSES:
   Oil and gas production                        $11,150          $24,803
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   4,372            1,608
   General and administrative
      (Note 2)                                     4,365            4,969
                                                 -------          -------
                                                 $19,887          $31,380
                                                 -------          -------

NET INCOME                                       $18,228          $ 9,415
                                                 =======          =======
GENERAL PARTNER (1%) - net income                $   182          $    94
                                                 =======          =======
LIMITED PARTNERS (99%) - net income              $18,046          $ 9,321
                                                 =======          =======
NET INCOME PER UNIT                              $  9.02          $  4.66
                                                 =======          =======
UNITS OUTSTANDING                                  2,021            2,021
                                                 =======          =======







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)

                                                  1998              1997
                                                --------          -------

REVENUES:
   Oil and gas sales                             $78,754          $89,096
   Interest                                          452              358
                                                 -------          -------
                                                 $79,206          $89,454

COST AND EXPENSES:
   Oil and gas production                        $20,875          $36,473
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   8,237            5,455
   General and administrative
      (Note 2)                                    11,704           12,839
                                                 -------          -------
                                                 $40,816          $54,767
                                                 -------          -------

NET INCOME                                       $38,390          $34,687
                                                 =======          =======
GENERAL PARTNER (1%) - net income                $   384          $   347
                                                 =======          =======
LIMITED PARTNERS (99%) - net income              $38,006          $34,340
                                                 =======          =======
NET INCOME PER UNIT                              $ 19.00          $ 17.16
                                                 =======          =======
UNITS OUTSTANDING                                  2,021            2,021
                                                 =======          =======






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (Unaudited)


                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $38,390           $34,687
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 8,237             5,455
      Decrease in accrued oil and
        gas sales                                 10,309            14,463
      Increase (decrease) in accounts
        payable                                 (    142)              167
      Decrease in accounts payable -
        General Partner                                -          ( 25,129)
                                                 -------           -------
      Net cash provided by operating
        activities                               $56,794           $29,643
                                                 -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net cash provided by investing
      activities                                 $     -           $     -
                                                 -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($40,420)          $     -
                                                 -------           -------
   Net cash used by financing
      activities                                ($40,420)          $     -
                                                 -------           -------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                   $16,374           $29,643

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            21,256             8,796
                                                 -------           -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $37,630           $38,439
                                                 =======           =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                  (Unaudited)


1.     ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 1998, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-X Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 1998, results of operations for the three and six months ended June 30, 1998 and 1997, and changes in cash flows for the six months ended June 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 1998 and 1997 the Program incurred such expenses totaling $4,365 and $4,969, respectively, of which $4,020 was paid each period to Dyco and its affiliates. During the six months ended June 30, 1998 and 1997 the Program incurred such expenses totaling $11,704 and $12,839, respectively, of which $8,040 was paid each period to Dyco and its affiliates.

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

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variable affecting the Program's revenues is the prices received for the sale of oil and gas. Predicting future prices is very difficult.
      Substantially all of the Program's gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. In addition, crude oil prices are at or near their lowest level in the past decade due primarily to the global surplus of crude oil. Management is unable to predict whether future oil and gas prices will (i) stabilize, (ii) increase, or (iii) decrease.

      THREE MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997.

                                                 Three Months Ended June 30,
                                                 ---------------------------
                                                    1998             1997
                                                  -------          -------
      Oil and gas sales                           $37,969          $40,493
      Oil and gas production expenses             $11,150          $24,803
      Barrels produced                                123                -
      Mcf produced                                 17,912           19,814
      Average price/Bbl                           $ 12.95          $     -
      Average price/Mcf                           $  2.03          $  2.06

      As shown in the table above, total oil and gas sales decreased $2,524 (6.2%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Of this decrease, approximately $4,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $2,000 related to an increase in volumes of oil sold. Volumes of oil sold increased 123 barrels, while volumes of gas sold decreased 1,902 Mcf for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Average gas prices decreased to $2.03 per Mcf for the three months ended June 30, 1998 from $2.06 per Mcf for the three months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,653 (55.0%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This decrease resulted primarily from (i) workover expenses incurred on one well during the three months ended June 30, 1997 in order to improve the recovery of reserves and (ii) the sale of one well in 1997. As a percentage of oil and gas sales, these expenses decreased to 29.4% for the three months ended June 30, 1998 from 61.3% for the three months ended June 30, 1997. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,764 (171.9%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. This increase resulted primarily from a decrease in the oil and gas prices used in the valuation of reserves at June 30, 1998 as compared to March 31, 1998 and an increase in the gas prices used in the valuation of reserves at June 1997 as compared to March 31, 1997. As a percentage of oil and gas sales, this expense increased to 11.5% for the three months ended June 30, 1998 from 4.0% for the three months ended June 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization discussed above.

      General and administrative expenses decreased $604 (12.2%) for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 11.5% for the three months ended June 30, 1998 and 12.3% for the three months ended June 30, 1997.

      SIX MONTHS ENDED JUNE 30, 1998 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    1998             1997
                                                  -------          -------
      Oil and gas sales                           $78,754          $89,096
      Oil and gas production expenses             $20,875          $36,473
      Barrels produced                                157              154
      Mcf produced                                 38,310           37,685
      Average price/Bbl                           $ 13.05          $ 21.60
      Average price/Mcf                           $  2.00          $  2.28

      As shown in the table above, total oil and gas sales decreased $10,342 (11.6%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Of this decrease, approximately $1,000 and $10,000, respectively, were related to decreases in the prices of oil and gas sold, which amounts were partially offset by an increase of approximately $1,000 related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 3 barrels and 625 Mcf, respectively, for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. Average oil and gas prices decreased to $13.05 per barrel and $2.00 per Mcf, respectively, for the six months ended June 30, 1998 from $21.60 per barrel and $2.28 per Mcf, respectively, for the six months ended June 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,598 (42.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This decrease resulted primarily from (i) workover expenses incurred on one well during the six months ended June 30, 1997 in order to improve the recovery of reserves and (ii) the sale of one well in 1997. As a percentage of oil and gas sales, these expenses decreased to 26.5% for the six months ended June 30, 1998 from 40.9% for the six months ended June 30, 1997. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,782 (51.0%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. This increase resulted primarily from a decrease in the prices used to value oil and gas reserves at the six months ended June 30, 1998 compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, this expense increased to 10.5% for the six months ended June 30, 1998 from 6.1% for the six months ended June 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion and amortization discussed above.

      General and administrative expenses decreased $1,135 (8.8%) for the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. As a percentage of oil and gas sales, these expenses remained relatively constant at 14.9% for the six months ended June 30, 1998 and 14.4% for the six months ended June 30, 1997.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

             27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-X Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1986-X LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 4, 1998        By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 4, 1998        By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-X Limited Partnership's financial statements as of June 30, 1998 and for the six months ended June 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.