Form 10-Q
period 1998-09-30
DYCO OIL & GAS PROGRAM 1986-X
filed 1998-10-28
CIK 803095

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
 September 30, 1998                                     0-16331



                         DYCO OIL AND GAS PROGRAM 1986-X
                             (A LIMITED PARTNERSHIP)
             (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1565819
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                1998              1997
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 16,917         $ 21,256
   Accrued oil and gas sales                       17,903           34,977
                                                 --------         --------
      Total current assets                       $ 34,820         $ 56,233

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            66,531           79,898

DEFERRED CHARGE                                    13,194           13,194
                                                 --------         --------
                                                 $114,545         $149,325
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  2,608         $  2,637
                                                 --------         --------
      Total current liabilities                  $  2,608         $  2,637

ACCRUED LIABILITY                                $  5,415         $  5,415

PARTNERS' CAPITAL:
   General Partner, issued and
      outstanding, 21 units                      $  1,065         $  1,412
   Limited Partners, issued and
      outstanding, 2,000 units                    105,457          139,861
                                                 --------         --------
      Total Partners' capital                    $106,522         $141,273
                                                 --------         --------
                                                 $114,545         $149,325
                                                 ========         ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                  1998              1997
                                                --------          -------

REVENUES:
   Oil and gas sales                             $26,760          $45,286
   Interest                                          332              436
                                                 -------          -------
                                                 $27,092          $45,722

COSTS AND EXPENSES:
   Oil and gas production                        $ 9,676          $12,002
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   5,130            4,679
   General and administrative
      (Note 2)                                     4,587            4,949
                                                 -------          -------
                                                 $19,393          $21,630
                                                 -------          -------

NET INCOME                                       $ 7,699          $24,092
                                                 =======          =======
GENERAL PARTNER (1%) - net income                $    77          $   241
                                                 =======          =======
LIMITED PARTNERS (99%) - net income              $ 7,622          $23,851
                                                 =======          =======
NET INCOME PER UNIT                              $  3.81          $ 11.92
                                                 =======          =======
UNITS OUTSTANDING                                  2,021            2,021
                                                 =======          =======



















            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

                                                  1998              1997
                                                --------          --------

REVENUES:
   Oil and gas sales                            $105,514          $134,382
   Interest                                          784               794
                                                --------          --------
                                                $106,298          $135,176

COSTS AND EXPENSES:
   Oil and gas production                       $ 30,551          $ 48,475
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  13,367            10,134
   General and administrative
      (Note 2)                                    16,291            17,788
                                                --------          --------
                                                $ 60,209          $ 76,397
                                                --------          --------

NET INCOME                                      $ 46,089          $ 58,779
                                                ========          ========
GENERAL PARTNER (1%) - net income               $    461          $    588
                                                ========          ========
LIMITED PARTNERS (99%) - net income             $ 45,628          $ 58,191
                                                ========          ========
NET INCOME PER UNIT                             $  22.81          $  29.08
                                                ========          ========
UNITS OUTSTANDING                                  2,021             2,021
                                                ========          ========



















            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                  1998              1997
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $46,089           $58,779
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                13,367            10,134
      Increase in accounts receivable -
        General Partner                                -          (  8,328)
      Decrease in accrued oil and
        gas sales                                 17,074            12,567
      Increase (decrease) in accounts
        payable                                 (     29)              154
      Decrease in accounts payable -
        General Partner                                -          ( 25,129)
                                                 -------           -------
      Net cash provided by operating
        activities                               $76,501           $48,177
                                                 -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
      gas properties                             $     -           $ 8,829
   Additions to oil and gas properties                 -          ( 34,827)
                                                 -------           -------
   Net cash used by investing
      activities                                 $     -          ($25,998)
                                                 -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($80,840)          $     -
                                                 -------           -------
   Net cash used by financing
      activities                                ($80,840)          $     -
                                                 -------           -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             ($ 4,339)          $22,179

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            21,256             8,796
                                                 -------           -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $16,917           $30,975
                                                 =======           =======
            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 1998, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-X Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1998, results of operations for the three and nine months ended September 30, 1998 and 1997, and changes in cash flows for the nine months ended September 30, 1998 and 1997 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


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


2.     TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1998 and 1997 the Program incurred such expenses totaling $4,587 and $4,949, respectively, of which $4,020 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1998 and 1997 the Program incurred such expenses totaling $16,291 and $17,788, respectively, of which $12,060 was paid each period to Dyco and its affiliates.

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

      THREE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

                                              Three Months Ended September 30,
                                              --------------------------------
                                                    1998             1997
                                                  -------          -------
      Oil and gas sales                           $26,760          $45,286
      Oil and gas production expenses             $ 9,676          $12,002
      Barrels produced                                 84               56
      Mcf produced                                 14,387           22,214
      Average price/Bbl                           $ 12.40          $ 17.79
      Average price/Mcf                           $  1.79          $  1.99

      As shown in the table above, total oil and gas sales decreased $18,526 (40.9%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Of this decrease, approximately $16,000 was related to a decrease in the volumes of gas sold and approximately $3,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 28 barrels, while volumes of gas sold decreased 7,827 Mcf for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. The decrease in volumes of gas sold was primarily due to a negative prior period volume adjustment made by a purchaser on one well during the three months ended September 30, 1998. Average oil and gas prices decreased to $12.40 per barrel and $1.79 per Mcf, respectively, for the three months ended September 30, 1998 from $17.79 per barrel and $1.99 per Mcf, respectively, for the three months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,326 (19.4%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. This decrease resulted primarily from (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) the sale of one well in 1997. As a percentage of oil and gas sales, these expenses increased to 36.2% for the three months ended September 30, 1998 from 26.5% for the three months ended September 30, 1997. This percentage increase was primarily due to the negative prior period volume adjustment during the three months ended September 30, 1998 discussed above and the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      Depreciation, depletion, and amortization of oil and gas properties increased $451 (9.6%) for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997. Any increase due to the decreases in prices used to value oil and gas reserves at September 30, 1998 as compared to September 30, 1997 was substantially offset by the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 19.2% for the three months ended September 30, 1998 from 10.3% for the three months ended September 30, 1997. This percentage increase was primarily due to the decreases in prices used to value oil and gas reserves at September 30, 1998 as compared to September 30, 1997 and the decreases in the average prices of oil and gas sold during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

      General and administrative expenses decreased $362 (7.3%) for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 17.1% for the three months ended September 30, 1998 from 10.9% for the three months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

      NINE MONTHS ENDED SEPTEMBER 30, 1998 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                   1998              1997
                                                 --------          --------
      Oil and gas sales                          $105,514          $134,382
      Oil and gas production expenses            $ 30,551          $ 48,475
      Barrels produced                                241               210
      Mcf produced                                 52,697            59,899
      Average price/Bbl                          $  12.83          $  20.59
      Average price/Mcf                          $   1.94          $   2.17

      As shown in the table above, total oil and gas sales decreased $28,868 (21.5%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Of this decrease, approximately $16,000 was related to a decrease in the volumes of gas sold and approximately $12,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 31 barrels for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. Volumes of gas sold decreased 7,202 Mcf for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The decrease in volumes of gas sold was primarily due to a negative prior period volume adjustment made by a purchaser on one well during the nine months ended September 30, 1998. Average oil and gas prices decreased to $12.83 per barrel and $1.94 per Mcf, respectively, for the nine months ended September 30, 1998 from $20.59 per barrel and $2.17 per Mcf, respectively, for the nine months ended September 30, 1997.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $17,924 (37.0%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This decrease resulted primarily from (i) workover expenses incurred on one well during the nine months ended September 30, 1997 in order to improve the recovery of reserves and (ii) the sale of one well in 1997. As a percentage of oil and gas sales, these expenses decreased to 29.0% for the nine months ended September 30, 1998 from 36.1% for the nine months ended September 30, 1997. This percentage decrease was primarily due to the dollar decrease in production expenses discussed above.

      Depreciation, depletion, and amortization of oil and gas properties increased $3,233 (31.9%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. This increase resulted primarily from a decrease in the prices used to value oil and gas reserves at September 30, 1998 as compared to September 30, 1997. As a percentage of oil and gas sales, this expense increased to 12.7% for the nine months ended September 30, 1998 from 7.5% for the nine months ended September 30, 1997. This percentage increase was primarily due to the dollar increase in depreciation, depletion and amortization discussed above.

      General and administrative expenses decreased $1,497 (8.4%) for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. As a percentage of oil and gas sales, these expenses increased to 15.4% for the nine months ended September 30, 1998 from 13.2% for the nine months ended September 30, 1997. This percentage increase was primarily due to the decrease in oil and gas sales discussed above.

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-X Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1986-X LIMITED
                              PARTNERSHIP

                                  (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  October 28, 1998             By:   /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  October 28, 1998             By:   /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-X Limited Partnership's financial statements as of September 30, 1998 and for the nine months ended September 30, 1998, filed herewith.

            All other exhibits are omitted as inapplicable.