Form 10-Q
period 1999-09-30
DYCO OIL & GAS PROGRAM 1986-X
filed 1999-11-03
CIK 803095

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the quarter ended                           Commission File Number
 September 30, 1999                                     0-16331



                         DYCO OIL AND GAS PROGRAM 1986-X
                             (A LIMITED PARTNERSHIP)
             (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1565819
(State or other jurisdiction             (I.R.S. Employer Identification
   of incorporation or                               Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 1999              1998
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 32,523         $ 29,249
   Accrued oil and gas sales                       18,375           15,885
                                                 --------         --------
      Total current assets                       $ 50,898         $ 45,134

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            71,717           71,519

DEFERRED CHARGE                                    11,415           11,415
                                                 --------         --------
                                                 $134,030         $128,068
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  2,617         $  2,107
                                                 --------         --------
      Total current liabilities                  $  2,617         $  2,107

ACCRUED LIABILITY                                $  1,999         $  1,999

PARTNERS' CAPITAL:
   General Partner, 21 general
      partner units                              $  1,294         $  1,239
   Limited Partners, issued and
      outstanding, 2,000 Units                    128,120          122,723
                                                 --------         --------
      Total Partners' capital                    $129,414         $123,962
                                                 --------         --------
                                                 $134,030         $128,068
                                                 ========         ========






                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                  1999              1998
                                                --------          -------

REVENUES:
   Oil and gas sales                             $28,278          $26,760
   Interest                                          358              332
                                                 -------          -------
                                                 $28,636          $27,092

COSTS AND EXPENSES:
   Oil and gas production                        $22,552          $ 9,676
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                     947            5,130
   General and administrative
      (Note 2)                                     4,563            4,587
                                                 -------          -------
                                                 $28,062          $19,393
                                                 -------          -------

NET INCOME                                       $   574          $ 7,699
                                                 =======          =======
GENERAL PARTNER (1%) - net
   income                                        $     6          $    77
                                                 =======          =======
LIMITED PARTNERS (99%) - net
   income                                        $   568          $ 7,622
                                                 =======          =======
NET INCOME PER UNIT                              $   .29          $  3.81
                                                 =======          =======
UNITS OUTSTANDING                                  2,021            2,021
                                                 =======          =======




                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                   1999             1998
                                                 -------          --------

REVENUES:
   Oil and gas sales                             $69,313          $105,514
   Interest                                          984               784
                                                 -------          --------
                                                 $70,297          $106,298

COSTS AND EXPENSES:
   Oil and gas production                        $45,284          $ 30,551
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   3,355            13,367
   General and administrative
      (Note 2)                                    16,206            16,291
                                                 -------          --------
                                                 $64,845          $ 60,209
                                                 -------          --------

NET INCOME                                       $ 5,452          $ 46,089
                                                 =======          ========
GENERAL PARTNER (1%) - net
   income                                        $    55          $    461
                                                 =======          ========
LIMITED PARTNERS (99%) - net
   income                                        $ 5,397          $ 45,628
                                                 =======          ========
NET INCOME PER UNIT                              $  2.70          $  22.81
                                                 =======          ========
UNITS OUTSTANDING                                  2,021             2,021
                                                 =======          ========



                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)


                                                  1999              1998
                                                ---------         --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $ 5,452           $46,089
   Adjustments to reconcile net income
      to net cash provided by operating
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 3,355            13,367
      (Increase) decrease in accrued oil
        and gas sales                           (  2,490)           17,074
      Increase (decrease) in accounts
        payable                                      510          (     29)
                                                 -------           -------
      Net cash provided by operating
        activities                               $ 6,827           $76,501
                                                 -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties          ($ 3,553)          $     -
                                                 -------           -------
   Net cash used by investing
      activities                                ($ 3,553)          $     -
                                                 -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            $     -          ($80,840)
                                                 -------           -------
   Net cash used by financing
      activities                                 $     -          ($80,840)
                                                 -------           -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $ 3,274          ($ 4,339)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            29,249            21,256
                                                 -------           -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $32,523           $16,917
                                                 =======           =======


                     The accompanying condensed notes are an
                  integral part of these financial statements.

               DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 1999, statements of operations for the three and nine months ended September 30, 1999 and 1998, and statements of cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-X Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 1999, results of operations for the three and nine months ended September 30, 1999 and 1998, and changes in cash flows for the nine months ended September 30, 1999 and 1998 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 1999 and 1998 the Program incurred such expenses totaling $4,563 and $4,587, respectively, of which $4,020 was paid each period to Dyco and its affiliates. During the nine months ended September 30, 1999 and 1998 the Program incurred such expenses totaling $16,206 and $16,291, respectively, of which $12,060 was paid each period to Dyco and its affiliates.

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

      During the nine months ended September 30, 1999, capital expenditures incurred by the Program totaled $3,553. These expenditures were primarily for equipment purchased related to a workover of the Pilgrim-Woody #1-21 well located in Grady County, Oklahoma in order to improve the recovery of reserves. This workover was successful.

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

      THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    1999             1998
                                                  -------          -------
      Oil and gas sales                           $28,278          $26,760
      Oil and gas production expenses             $22,552          $ 9,676
      Barrels produced                                  -               84
      Mcf produced                                 12,097           14,387
      Average price/Bbl                           $     -          $ 12.40
      Average price/Mcf                           $  2.33          $  1.79

      As shown in the table above, total oil and gas sales increased $1,518 (5.7%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. Of this increase, approximately $6,000 was related to an increase in the average price of gas sold. This increase was partially offset by decreases of approximately $1,000 and $4,000, respectively, related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 84 barrels and 2,290 Mcf, respectively, for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to the shutting-in of two wells during the three months ended September 30, 1999 to perform a workover on each well. This decrease was partially offset by a negative prior period volume adjustment made by a purchaser on one well during the three months ended September 30, 1998. The average oil price was $12.40 per barrel for the three months ended September 30, 1998. Average gas prices increased to $2.33 per Mcf for the three months ended September 30, 1999 from $1.79 per Mcf for the three months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $12,876 (133.1%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This increase was primarily due to workover expenses incurred on two wells during the three months ended September 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 79.8% for the three months ended September 30, 1999 from 36.2% for the three months ended September 30, 1998. This percentage increase was primarily due to the dollar increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $4,183 (81.5%) for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. This decrease was primarily due to (i) increases in the oil and gas prices used in the valuation of reserves at September 30, 1999 as compared to September 30, 1998 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 3.3% for the three months ended September 30, 1999 from 19.2% for the three months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998. As a percentage of oil and gas sales, these expenses decreased to

      16.1% for the three months ended September 30, 1999 from 17.1% for the three months ended September 30, 1998.



      NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

                                              Nine Months Ended September 30,
                                              ------------------------------
                                                    1999             1998
                                                  -------          --------
      Oil and gas sales                           $69,313          $105,514
      Oil and gas production expenses             $45,284          $ 30,551
      Barrels produced                                 69               241
      Mcf produced                                 35,424            52,697
      Average price/Bbl                           $ 12.00          $  12.83
      Average price/Mcf                           $  1.93          $   1.94

      As shown in the table above, total oil and gas sales decreased $36,201 (34.3%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Of this decrease, approximately $34,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 172 barrels and 17,273 Mcf, respectively, for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. The decrease in volumes of gas sold was primarily due to the shutting-in of two wells during the nine months ended September 30, 1999 to perform a workover on each well. Average oil and gas prices decreased to $12.00 per barrel and $1.93 per Mcf, respectively, for the nine months ended September 30, 1999 from $12.83 per barrel and $1.94 per Mcf, respectively, for the nine months ended September 30, 1998.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $14,733 (48.2%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This increase was primarily due to workover expenses incurred on two wells during the nine months ended September 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses increased to 65.3% for the nine months ended September 30, 1999 from 29.0% for the nine months ended September 30, 1998. This percentage increase was primarily due to the increase in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $10,012 (74.9%) for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. This decrease was primarily due to (i) increases in the oil and gas prices used in the valuation of reserves at September 30, 1999 as compared to

      September 30, 1998 and (ii) an upward revision in the estimate of remaining gas reserves at December 31, 1998. As a percentage of oil and gas sales, this expense decreased to 4.8% for the nine months ended September 30, 1999 from 12.7% for the nine months ended September 30, 1998. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. As a percentage of oil and gas sales, these expenses increased to 23.4% for the nine months ended September 30, 1999 from 15.4% for the nine months ended September 30, 1998. This percentage increase was primarily due to the decrease in oil and gas sales.


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

      The Program relies on Samson to provide all of its operational and administrative services on either a direct or indirect basis. Samson has addressed each of the three Y2K areas discussed above through a readiness process that:

      1.    increased the awareness of the issue among key employees;
      2.    identified areas of potential risk;
      3. assessed the relative impact of these risks and Samson's ability to manage them; and
      4.    remediated the risks on a priority basis wherever possible.

      One of Samson Investment Company's Executive Vice Presidents is responsible for communicating to its Board of Directors Y2K actions and for the ultimate implementation of its Y2K plan. He has delegated to Samson Investment Company's Senior Vice President-Technology and Administrative Services principal responsibility for ensuring Y2K compliance within Samson.

      Samson has been planning for the impact of Y2K on its information technology systems since 1993. As of November 1, 1999, Samson is in the final stages of implementation of a Y2K plan, as summarized below:


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

      4. Remediation. Since 1993, Samson has been upgrading its accounting and land administration software. All of the Y2K upgrades have been completed. In addition, in 1997 and 1998 Samson replaced or applied software patches to substantially all of its network and desktop software applications and believes them to be currently Y2K compliant. The costs of all such risk assessments and remediation were not material to the Program.

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

      4. Remediation. Where Samson perceived a significant risk of Y2K non-compliance by banks and other significant vendors that would have had a material impact on Samson's business, Samson undertook joint testing during 1999, and any identified problems have been resolved.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-X Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

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


                              DYCO OIL AND GAS PROGRAM 1986-X LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 3, 1999            By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 3, 1999            By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-X Limited Partnership's financial statements as of September 30, 1999 and for the nine months ended September 30, 1999, filed herewith.

            All other exhibits are omitted as inapplicable.