Form 10-Q
period 2000-06-30
DYCO OIL & GAS PROGRAM 1986-X
filed 2000-08-01
CIK 803095

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   June 30, 2000                                  0-16331



                         DYCO OIL AND GAS PROGRAM 1986-X
                            (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                            41-1565819
(State or other jurisdiction     (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                           June 30,   December 31,
                                             2000         1999
                                          ----------  ------------

CURRENT ASSETS:
   Cash and cash equivalents               $ 32,164      $ 12,805
   Accrued oil and gas sales                 25,351        20,962
                                           --------      --------
     Total current assets                  $ 57,515      $ 33,767

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                      60,397        62,087

DEFERRED CHARGE                              13,182        21,839
                                           --------      --------
                                           $131,094      $117,693
                                           ========      ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                        $  3,004      $  4,810
   Gas imbalance payable                     11,945        18,095
                                           --------      --------
     Total current liabilities             $ 14,949      $ 22,905

ACCRUED LIABILITY                          $ 17,865      $ 17,865

PARTNERS' CAPITAL:
   General Partner, 21 general
     partner units                         $    983      $    769
   Limited Partners, issued and
     outstanding, 2,000 Units                97,297        76,154
                                           --------      --------
     Total Partners' capital               $ 98,280      $ 76,923
                                           --------      --------
                                           $131,094      $117,693
                                           ========      ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                          --------       -------

REVENUES:
   Oil and gas sales                       $40,876       $20,908
   Interest                                    227           331
                                           -------       -------
                                           $41,103       $21,239

COSTS AND EXPENSES:
   Oil and gas production                  $10,852       $ 8,597
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              1,577           786
   General and administrative
     (Note 2)                                6,949         4,333
                                           -------       -------
                                           $19,378       $13,716
                                           -------       -------

NET INCOME                                 $21,725       $ 7,523
                                           =======       =======
GENERAL PARTNER (1%) - net income          $   218       $    75
                                           =======       =======
LIMITED PARTNERS (99%) - net income        $21,507       $ 7,448
                                           =======       =======
NET INCOME PER UNIT                        $ 10.75       $  3.72
                                           =======       =======
UNITS OUTSTANDING                            2,021         2,021
                                           =======       =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                            2000           1999
                                          --------       -------

REVENUES:
   Oil and gas sales                       $70,605       $41,035
   Interest                                    390           626
                                           -------       -------
                                           $70,995       $41,661

COSTS AND EXPENSES:
   Oil and gas production                  $23,783       $22,732
   Depreciation, depletion, and
     amortization of oil and gas
     properties                              5,137         2,408
   General and administrative
     (Note 2)                               20,718        11,643
                                           -------       -------
                                           $49,638       $36,783
                                           -------       -------

NET INCOME                                 $21,357       $ 4,878
                                           =======       =======
GENERAL PARTNER (1%) - net income          $   214       $    49
                                           =======       =======
LIMITED PARTNERS (99%) - net income        $21,143       $ 4,829
                                           =======       =======
NET INCOME PER UNIT                        $ 10.57       $  2.41
                                           =======       =======
UNITS OUTSTANDING                            2,021         2,021
                                           =======       =======



            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                              2000         1999
                                            ---------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                $21,357      $ 4,878
   Adjustments to reconcile net income
     to net cash provided by operating
     operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                              5,137        2,408
     (Increase) decrease in accrued oil
       and gas sales                        (  4,389)         576
     Decrease in deferred charge               8,657            -
     Increase (decrease) in accounts
       payable                              (  1,806)         833
     Decrease in gas imbalance payable      (  6,150)           -
                                             -------      -------
   Net cash provided by operating
     activities                              $22,806      $ 8,695
                                             -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from the sale of oil and
     gas properties                          $     -      $ 1,206
   Additions to oil and gas properties      (  3,447)           -
                                             -------      -------
   Net cash provided (used) by
     investing activities                   ($ 3,447)     $ 1,206
                                             -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        $     -      $     -
                                             -------      -------
   Net cash used by financing
     activities                              $     -      $     -
                                             -------      -------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                               $19,359      $ 9,901

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                        12,805       29,249
                                             -------      -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                             $32,164      $39,150
                                             =======      =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

              DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                    CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2000, statements of operations for the three and six months ended June 30, 2000 and 1999, and statements of cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-X Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2000, results of operations for the three and six months ended June 30, 2000 and 1999, and changes in cash flows for the six months ended June 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2000 and 1999 the Program incurred such expenses totaling $6,949 and $4,333, respectively, of which $6,030 and $4,020, respectively, were paid each period to Dyco and its affiliates. During the six months ended June 30, 2000 and 1999 the Program incurred such expenses totaling $20,718 and $11,643, respectively, of which $12,060 and $8,040, respectively, were paid each period to Dyco and its affiliates.

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

      The Program's available capital from subscriptions has been spent on oil and gas drilling activities. There should not be any further material capital resource commitments in the future. However, during the six months ended June 30, 2000, capital expenditures made by the Program totaled $3,447. These expenditures were primarily for equipment purchased related to a workover of the Hall 3-3 well located in Hemphill County, Texas in order to improve the recovery of reserves. This workover was successful. The Program has no debt commitments. Management believes that cash for ordinary operational purposes will be provided by current oil and gas production.


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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

                                       Three Months Ended June 30,
                                       ---------------------------
                                             2000           1999
                                           -------        -------
      Oil and gas sales                    $40,876        $20,908
      Oil and gas production expenses      $10,852        $ 8,597
      Barrels produced                           -             25
      Mcf produced                          14,878         10,378
      Average price/Bbl                    $     -        $ 14.32
      Average price/Mcf                    $  2.75        $  1.98

      As shown in the table above, total oil and gas sales increased $19,968 (95.5%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. Of this increase, approximately $11,000 was related to an increase in the average price of gas sold and approximately $9,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 25 barrels, while volumes of gas sold increased 4,500 Mcf for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. The increase in volumes of gas sold was primarily due to (i) the successful workover of one well in mid 1999 and (ii) the successful workover of another well during the first quarter of 2000. The average oil price was $14.32 per barrel for the three months ended June 30, 1999. Average gas prices increased to $2.75 per Mcf for the three months ended June 30, 2000 from $1.98 per Mcf for the three months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $2,255 (26.2%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to a positive prior period lease operating expense adjustment made by the operator on one well during the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 26.5% for the three months ended June 30, 2000 from 41.1% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $791 (100.6%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense increased to 3.9% for the three months ended

      June 30, 2000 from 3.8% for the three months ended June 30, 1999.

      General and administrative expenses increased $2,616 (60.4%) for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. This increase was primarily due to a change in allocation among the Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses decreased to 17.0% for the three months ended June 30, 2000 from 20.7% for the three months ended June 30, 1999. This percentage decrease was primarily due to the increase in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999.

                                         Six Months Ended June 30,
                                         -------------------------
                                             2000           1999
                                           -------        -------
      Oil and gas sales                    $70,605        $41,035
      Oil and gas production expenses      $23,783        $22,732
      Barrels produced                          49             69
      Mcf produced                          27,422         23,327
      Average price/Bbl                    $ 25.69        $ 10.97
      Average price/Mcf                    $  2.53        $  1.73

      As shown in the table above, total oil and gas sales increased $29,570 (72.1%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. Of this increase, approximately $22,000 was related to an increase in the average price of gas sold and approximately $7,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 20 barrels, while volumes of gas sold increased 4,095 Mcf for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The increase in volumes of gas sold was primarily due to
      (i) the successful workover of one well in mid 1999 and (ii) the successful workover of another well during the first quarter of 2000. Average oil and gas prices increased to $25.69 per barrel and $2.53 per Mcf, respectively, for the six months ended June 30, 2000 from $10.97 per barrel and $1.73 per Mcf, respectively, for the six months ended June 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $1,051 (4.6%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. As a percentage of oil and gas sales, these expenses decreased to 33.7% for the six months ended June 30, 2000 from 55.4% for the six months ended June 30, 1999. This percentage decrease was primarily due to the increase in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $2,729 (113.3%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to a downward revision in the estimates of remaining oil and gas reserves at December 31, 1999. As a percentage of oil and gas sales, this expense increased to 7.3% for the six months ended June 30, 2000 from 5.9% for the six months ended June 30, 1999. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $9,075 (77.9%) for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. This increase was primarily due to a change in allocation among the Program and other affiliated programs of audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses increased to 29.3% for the six months ended June 30, 2000 from 28.4% for the six months ended June 30, 1999.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK.

           The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-X Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

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


                          DYCO OIL AND GAS PROGRAM 1986-X LIMITED
                          PARTNERSHIP

                                  (Registrant)

                               BY:  DYCO PETROLEUM CORPORATION

                                    General Partner


Date:  August 1, 2000         By:        /s/Dennis R. Neill
                                  -------------------------------
                                        (Signature)
                                        Dennis R. Neill
                                        President


Date:  August 1, 2000         By:        /s/Patrick M. Hall
                                  -------------------------------
                                        (Signature)
                                        Patrick M. Hall
                                        Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER     DESCRIPTION
------     -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-X Limited Partnership's financial statements as of June 30, 2000 and for the six months ended June 30, 2000, filed herewith.

           All other exhibits are omitted as inapplicable.