Form 10-Q
period 2000-09-30
DYCO OIL & GAS PROGRAM 1986-X
filed 2000-11-08
CIK 803095

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  September 30, 2000                                    0-16331



                         DYCO OIL AND GAS PROGRAM 1986-X
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1565819
(State or other jurisdiction             (I.R.S. Employer Identification
   of incorporation or                                Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2000             1999
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 54,800         $ 12,805
   Accrued oil and gas sales                       27,210           20,962
                                                 --------         --------
      Total current assets                       $ 82,010         $ 33,767

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            57,247           62,087

DEFERRED CHARGE                                    13,182           21,839
                                                 --------         --------
                                                 $152,439         $117,693
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  2,159         $  4,810
   Gas imbalance payable                            8,987           18,095
                                                 --------         --------
      Total current liabilities                  $ 11,146         $ 22,905

ACCRUED LIABILITY                                $ 17,865         $ 17,865

PARTNERS' CAPITAL:
   General Partner, 21 general
      partner units                              $  1,234         $    769
   Limited Partners, issued and
      outstanding, 2,000 Units                    122,194           76,154
                                                 --------         --------
      Total Partners' capital                    $123,428         $ 76,923
                                                 --------         --------
                                                 $152,439         $117,693
                                                 ========         ========






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          -------

REVENUES:
   Oil and gas sales                             $43,734          $28,278
   Interest                                          379              358
                                                 -------          -------
                                                 $44,113          $28,636

COSTS AND EXPENSES:
   Oil and gas production                        $ 8,558          $22,552
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   2,772              947
   General and administrative
      (Note 2)                                     7,635            4,563
                                                 -------          -------
                                                 $18,965          $28,062
                                                 -------          -------

NET INCOME                                       $25,148          $   574
                                                 =======          =======
GENERAL PARTNER (1%) - net income                $   251          $     6
                                                 =======          =======
LIMITED PARTNERS (99%) - net income              $24,897          $   568
                                                 =======          =======
NET INCOME PER UNIT                              $ 12.44          $   .29
                                                 =======          =======
UNITS OUTSTANDING                                  2,021            2,021
                                                 =======          =======







            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                  2000              1999
                                                --------          -------

REVENUES:
   Oil and gas sales                            $114,339          $69,313
   Interest                                          769              984
                                                --------          -------
                                                $115,108          $70,297

COSTS AND EXPENSES:
   Oil and gas production                       $ 32,341          $45,284
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   7,909            3,355
   General and administrative
      (Note 2)                                    28,353           16,206
                                                --------          -------
                                                $ 68,603          $64,845
                                                --------          -------

NET INCOME                                      $ 46,505          $ 5,452
                                                ========          =======
GENERAL PARTNER (1%) - net income               $    465          $    55
                                                ========          =======
LIMITED PARTNERS (99%) - net income             $ 46,040          $ 5,397
                                                ========          =======
NET INCOME PER UNIT                             $  23.01          $  2.70
                                                ========          =======
UNITS OUTSTANDING                                  2,021            2,021
                                                ========          =======





            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)


                                                     2000           1999
                                                   ---------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $46,505        $ 5,452
   Adjustments to reconcile net income
      to net cash provided by operating
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                    7,909          3,355
      Increase in accrued oil and gas
        sales                                      (  6,248)      (  2,490)
      Decrease in deferred charge                     8,657              -
      Increase (decrease) in accounts
        payable                                    (  2,651)           510
      Decrease in gas imbalance payable            (  9,108)             -
                                                    -------        -------
   Net cash provided by operating
      activities                                    $45,064        $ 6,827
                                                    -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties             ($ 3,069)      ($ 3,553)
                                                    -------        -------
   Net cash used by investing
      activities                                   ($ 3,069)      ($ 3,553)
                                                    -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                               $     -        $     -
                                                    -------        -------
   Net cash used by financing
      activities                                    $     -        $     -
                                                    -------        -------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                      $41,995        $ 3,274

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               12,805         29,249
                                                    -------        -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $54,800        $32,523
                                                    =======        =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of September 30, 2000, statements of operations for the three and nine months ended September 30, 2000 and 1999, and statements of cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-X Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2000, results of operations for the three and nine months ended September 30, 2000 and 1999, and changes in cash flows for the nine months ended September 30, 2000 and 1999 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended September 30, 2000 and 1999 the Program incurred such expenses totaling $7,635 and $4,563, respectively, of which $6,030 and $4,020, respectively, were paid each period to Dyco and its affiliates. During the nine months ended September 30, 2000 and 1999 the Program incurred such expenses totaling $28,353 and $16,206, respectively, of which $18,090 and $12,060, respectively, were paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Recent gas prices have been significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999.

      THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                    2000             1999
                                                  -------          -------
      Oil and gas sales                           $43,734          $28,278
      Oil and gas production expenses             $ 8,558          $22,552
      Barrels produced                                  -                -
      Mcf produced                                 11,909           12,097
      Average price/Bbl                           $     -          $     -
      Average price/Mcf                           $  3.67          $  2.33

      As shown in the table above, total oil and gas sales increased $15,456 (54.7%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. Of this increase, approximately $16,000 was related to an increase in the average price of gas sold. Volumes of gas sold decreased 188 Mcf for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. The decrease in volumes of gas sold was primarily due to normal declines in production, which decrease was substantially offset by the successful workover of one well during the first quarter of 2000. Average gas prices increased to $3.67 per Mcf for the three months ended September 30, 2000 from $2.33 per Mcf for the three months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $13,994 (62.1%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This decrease was primarily due to workover expenses incurred on two wells during the three months ended September 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 19.6% for the three months ended September 30, 2000 from 79.8% for the three months ended September 30, 1999. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses and the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $1,825 (192.7%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to (i) downward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) the decreased dollar amount of depreciation, depletion, and amortization charged during the third quarter of 1999 which resulted from a significant increase in the gas price used in the valuation of remaining reserves at September 30, 1999 as compared to June 30, 1999. As a percentage of oil and gas sales, this expense increased to 6.3% for the three months ended September 30, 2000 from 3.3% for the three months ended September 30, 1999. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $3,072 (67.3%) for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase was primarily due to (i) a change in allocation among the Program and other affiliated programs of indirect general and administrative expenses reimbursed to the General Partner and
      (ii) accounting review fees incurred during the three months ended September 30, 2000 as a result of new ongoing requirements imposed by the Securities and Exchange Commission. As a percentage of oil and gas sales, these expenses increased to 17.5% for the three months ended September 30, 2000 from 16.1% for the three months ended September 30, 1999.

      NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   2000              1999
                                                 --------          -------
      Oil and gas sales                          $114,339          $69,313
      Oil and gas production expenses            $ 32,341          $45,284
      Barrels produced                                 49               69
      Mcf produced                                 39,331           35,424
      Average price/Bbl                          $  25.69          $ 12.00
      Average price/Mcf                          $   2.88          $  1.93

      As shown in the table above, total oil and gas sales increased $45,026 (65%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. Of this increase, approximately $37,000 was related to an increase in the average price of gas sold and approximately $8,000 was related to an increase in volumes of gas sold. Volumes of oil sold decreased 20 barrels, while volumes of gas sold increased 3,907 Mcf for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. The increase in volumes of gas sold was primarily due to (i) the successful workover of one well in mid 1999 and (ii) the successful workover of another well during the first quarter of 2000. Average oil and gas prices increased to $25.69 per barrel and $2.88 per Mcf, respectively, for the nine months ended September 30, 2000 from $12.00 per barrel and $1.93 per Mcf, respectively, for the nine months ended September 30, 1999.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,943 (28.6%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This decrease was primarily due to workover expenses incurred on two wells during the nine months ended September 30, 1999 in order to improve the recovery of reserves. As a percentage of oil and gas sales, these expenses decreased to 28.3% for the nine months ended September 30, 2000 from 65.3% for the nine months ended September 30, 1999. This percentage decrease was primarily due to the increases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,554 (135.7%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to (i) downward revisions in the estimates of remaining oil and gas reserves at December 31, 1999 and (ii) the increase in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 6.9% for the nine months ended September 30, 2000 from 4.8% for the nine months ended September 30, 1999. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $12,147 (75.0%) for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was primarily due to a change in allocation among the Program and other affiliated programs of audit fees and indirect general and administrative expenses reimbursed to the General Partner. As a percentage of oil and gas sales, these expenses increased to 24.8% for the nine months ended September 30, 2000 from 23.4% for the nine months ended September 30, 1999.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-X Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

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


                                    DYCO OIL AND GAS PROGRAM 1986-X LIMITED
                                    PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  November 8, 2000             By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  November 8, 2000             By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer

                                INDEX TO EXHIBITS


NUMBER      DESCRIPTION
------      -----------

27.1 Financial Data Schedule containing summary financial information extracted from the Dyco Oil and Gas Program 1986-X Limited Partnership's financial statements as of September 30, 2000 and for the nine months ended September 30, 2000, filed herewith.

            All other exhibits are omitted as inapplicable.