Form 10-Q
period 2001-03-31
DYCO OIL & GAS PROGRAM 1986-X
filed 2001-05-07
CIK 803095

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  March 31, 2001                                  0-16331



                         DYCO OIL AND GAS PROGRAM 1986-X
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                                  41-1565819
(State or other jurisdiction            (I.R.S. Employer Identification
   of incorporation or                                Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2001             2000
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $ 22,504         $ 29,435
   Accrued oil and gas sales                       32,980           28,583
                                                 --------         --------
      Total current assets                       $ 55,484         $ 58,018

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            54,761           58,685

DEFERRED CHARGE                                    10,214           10,214
                                                 --------         --------
                                                 $120,459         $126,917
                                                 ========         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $  2,762         $  2,621
                                                 --------         --------
      Total current liabilities                  $  2,762         $  2,621

ACCRUED LIABILITY                                $ 12,650         $ 12,650

PARTNERS' CAPITAL:
   General Partner, 21 general
      partner units                              $  1,050         $  1,116
   Limited Partners, issued and
      outstanding, 2,000 Units                    103,997          110,530
                                                 --------         --------
      Total Partners' capital                    $105,047         $111,646
                                                 --------         --------
                                                 $120,459         $126,917
                                                 ========         ========



            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          -------

REVENUES:
   Oil and gas sales                             $63,857          $29,729
   Interest                                          382              163
                                                 -------          -------
                                                 $64,239          $29,892

COSTS AND EXPENSES:
   Oil and gas production                        $11,948          $12,931
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   3,924            3,560
   General and administrative
      (Note 2)                                    14,546           13,769
                                                 -------          -------
                                                 $30,418          $30,260
                                                 -------          -------

NET INCOME (LOSS)                                $33,821         ($   368)
                                                 =======          =======
GENERAL PARTNER (1%) - net income
   (loss)                                        $   338         ($     4)
                                                 =======          =======
LIMITED PARTNERS (99%) - net income
   (loss)                                        $33,483         ($   364)
                                                 =======          =======
NET INCOME (LOSS) PER UNIT                       $ 16.73         ($   .18)
                                                 =======          =======
UNITS OUTSTANDING                                  2,021            2,021
                                                 =======          =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                     2001           2000
                                                   ---------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $33,821       ($   368)
   Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                    3,924          3,560
      (Increase) decrease in accrued oil
        and gas sales                              (  4,397)         1,879
      Increase (decrease) in accounts
        payable                                         141       (  1,034)
      Increase in payable to General
        Partner                                           -          2,000
                                                    -------        -------
   Net cash provided by operating
      activities                                    $33,489        $ 6,037
                                                    -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties              $     -       ($ 3,633)
                                                    -------        -------
   Net cash used by investing
      activities                                    $     -       ($ 3,633)
                                                    -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                              ($40,420)    $     -
                                                    -------        -------
   Net cash used by financing
      activities                                   ($40,420)       $     -
                                                    -------        -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                ($ 6,931)       $ 2,404

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               29,435         12,805
                                                    -------        -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $22,504        $15,209
                                                    =======        =======

            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 2001, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-X Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2001, results of operations for the three months ended March 31, 2001 and 2000, and changes in cash flows for the three months ended March 31, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2001 and 2000, the Program incurred such expenses totaling $14,546 and $13,769, respectively, of which $6,030 was paid each period to Dyco and its affiliates.

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

      THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2001             2000
                                                  -------          -------
      Oil and gas sales                           $63,857          $29,729
      Oil and gas production expenses             $11,948          $12,931
      Barrels produced                                  -               49
      Mcf produced                                  9,039           12,544
      Average price/Bbl                           $     -          $ 25.69
      Average price/Mcf                           $  7.06          $  2.27

      As shown in the table above, total oil and gas sales increased $34,128 (114.8%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. Of this increase, approximately $43,000 was related to an increase in the average price of gas sold. This increase was partially offset by a decrease of approximately $8,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 49 barrels and 3,505 Mcf, respectively, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The decrease in volumes of gas sold was primarily due to (i) production difficulties incurred on one well during the three months ended March 31, 2001 and (ii) the receipt of a decreased percentage of sales on one well during the three months ended March 31, 2001 due to gas balancing. The average oil price was $25.69 per barrel during the three months ended March 31, 2000. The average gas price increased to $7.06 per Mcf from $2.27 per Mcf, for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $983 (7.6%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 18.7% for the three months ended March 31, 2001 from 43.5% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $364 (10.2%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. This increase was primarily due to the increase in the average price of gas sold. This increase was partially offset by a decrease in depreciation, depletion, and amortization due to (i) an increase in the gas price used in the valuation of reserves at March 31, 2001 as compared to March 31, 2000 and (ii) the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense decreased to 6.1% for the three months ended March 31, 2001 from 12.0% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in the gas price used in the valuation of reserves.

      General and administrative expenses increased $777 (5.6%) for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. As a percentage of oil and gas sales, these expenses decreased to 22.8% for the three months ended March 31, 2001 from 46.3% for the three months ended March 31, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The Program does not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            None.

(b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYCO OIL AND GAS PROGRAM 1986-X LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 7, 2001                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 2001                  By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer