Form 10-Q
period 2001-06-30
DYCO OIL & GAS PROGRAM 1986-X
filed 2001-08-08
CIK 803095

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
  June 30, 2001                                   0-16331



                         DYCO OIL AND GAS PROGRAM 1986-X
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                         41-1565819
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2001             2000
                                               ----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                     $13,300          $ 29,435
   Accrued oil and gas sales                      22,441            28,583
                                                 -------          --------
      Total current assets                       $35,741          $ 58,018

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                           49,243            58,685

DEFERRED CHARGE                                   10,214            10,214
                                                 -------          --------
                                                 $95,198          $126,917
                                                 =======          ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                              $ 2,270          $  2,621
                                                 -------          --------
      Total current liabilities                  $ 2,270          $  2,621

ACCRUED LIABILITY                                $10,704          $ 12,650

PARTNERS' CAPITAL:
   General Partner, 21 general
      partner units                              $   822          $  1,116
   Limited Partners, issued and
      outstanding, 2,000 Units                    81,402           110,530
                                                 -------          --------
      Total Partners' capital                    $82,224          $111,646
                                                 -------          --------
                                                 $95,198          $126,917
                                                 =======          ========


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          -------

REVENUES:
   Oil and gas sales                             $35,551          $40,876
   Interest                                          233              227
                                                 -------          -------
                                                 $35,784          $41,103

COSTS AND EXPENSES:
   Oil and gas production                        $ 5,661          $10,852
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   5,518            1,577
   General and administrative
      (Note 2)                                     7,008            6,949
                                                 -------          -------
                                                 $18,187          $19,378
                                                 -------          -------

NET INCOME                                       $17,597          $21,725
                                                 =======          =======
GENERAL PARTNER (1%) - net income                $   176          $   218
                                                 =======          =======
LIMITED PARTNERS (99%) - net income              $17,421          $21,507
                                                 =======          =======
NET INCOME PER UNIT                              $  8.71          $ 10.75
                                                 =======          =======
UNITS OUTSTANDING                                  2,021            2,021
                                                 =======          =======


            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                  2001              2000
                                                --------          -------

REVENUES:
   Oil and gas sales                            $ 99,408          $70,605
   Interest                                          615              390
                                                --------          -------
                                                $100,023          $70,995

COSTS AND EXPENSES:
   Oil and gas production                       $ 17,609          $23,783
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   9,442            5,137
   General and administrative
      (Note 2)                                    21,554           20,718
                                                --------          -------
                                                $ 48,605          $49,638
                                                --------          -------

NET INCOME                                      $ 51,418          $21,357
                                                ========          =======
GENERAL PARTNER (1%) - net income               $    514          $   214
                                                ========          =======
LIMITED PARTNERS (99%) - net income             $ 50,904          $21,143
                                                ========          =======
NET INCOME PER UNIT                             $  25.44          $ 10.57
                                                ========          =======
UNITS OUTSTANDING                                  2,021            2,021
                                                ========          =======






            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)


                                                     2001           2000
                                                   ---------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                       $51,418        $21,357
   Adjustments to reconcile net income
      to net cash provided by operating
      operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                    9,442          5,137
      (Increase) decrease in accrued
        oil and gas sales                             6,142       (  4,389)
      Decrease in deferred charge                         -          8,657
      Decrease in accounts payable                 (    351)      (  1,806)
      Decrease in gas imbalance payable                   -       (  6,150)
      Decrease in accrued liability                (  1,946)             -
                                                    -------        -------
   Net cash provided by operating
      activities                                    $64,705        $22,806
                                                    -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to oil and gas properties              $     -       ($ 3,447)
                                                    -------        -------
   Net cash used by investing
      activities                                    $     -       ($ 3,447)
                                                    -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                              ($80,840)       $     -
                                                    -------        -------
   Net cash used by financing
      activities                                   ($80,840)       $     -
                                                    -------        -------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                ($16,135)       $19,359

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               29,435         12,805
                                                    -------        -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $13,300        $32,164
                                                    =======        =======




            The accompanying condensed notes are an integral part of
                           these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of June 30, 2001, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-X Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2001, results of operations for the three and six months ended June 30, 2001 and 2000, and changes in cash flows for the six months ended June 30, 2001 and 2000 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended June 30, 2001 and 2000, the Program incurred such expenses totaling $7,008 and $6,949, respectively, of which $6,030 was paid each period to Dyco and its affiliates. During the six months ended June 30, 2001 and 2000, the Program incurred such expenses totaling $21,554 and $20,718, respectively, of which $12,060 was paid each period to Dyco and its affiliates.

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

      Due to the volatility of oil and gas prices, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in late 2000 and early 2001 were significantly higher than the Program's historical average. This is attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. In the last few months spot gas prices have generally declined month to month. It is not possible to accurately predict future pricing direction.

      THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                    2001             2000
                                                  -------          -------
      Oil and gas sales                           $35,551          $40,876
      Oil and gas production expenses             $ 5,661          $10,852
      Barrels produced                                 40                -
      Mcf produced                                  8,602           14,878
      Average price/Bbl                           $ 28.88          $     -
      Average price/Mcf                           $  4.00          $  2.75

      As shown in the table above, total oil and gas sales decreased $5,325 (13.0%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. Of this decrease, approximately $17,000 was related to a decrease in volumes of gas sold, which decrease was partially offset by an increase of approximately $11,000 related to an increase in the average price of gas sold. Volumes of oil sold increased 40 barrels, while volumes of gas sold decreased 6,276 Mcf for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one well during the three months ended June 30, 2000 and (ii) production difficulties incurred on one well during the three months ended June 30, 2001. The average oil price was $28.88 per barrel during the three months ended June 30, 2001. The average gas price increased to $4.00 per Mcf for the three months ended June 30, 2001 from $2.75 per Mcf for the three months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,191 (47.8%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This decrease was primarily due to (i) a positive prior period lease operating expense adjustment made by the operator on one well during the three months ended June 30, 2000 and (ii) a negative prior period lease operating expense adjustment made by the operator on another well during the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 15.9% for the three months ended June 30, 2001 from 26.5% for the three months ended June 30, 2000. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties increased $3,941 (249.9%) for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. This increase was primarily due to a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000. This increase was partially offset by a decrease in depreciation, depletion, and amortization due to the decrease in volumes of gas sold. As a percentage of oil and gas sales, this expense increased to 15.5% for the three months ended June 30, 2001 from 3.9% for the three months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000. As a percentage of oil and gas sales, these expenses increased to 19.7% for the three months ended June 30, 2001 from 17.0% for the three months ended June 30, 2000. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000.

                                                 Six Months Ended June 30,
                                                 -------------------------
                                                    2001             2000
                                                  -------          -------
      Oil and gas sales                           $99,408          $70,605
      Oil and gas production expenses             $17,609          $23,783
      Barrels produced                                 40               49
      Mcf produced                                 17,641           27,422
      Average price/Bbl                           $ 28.88          $ 25.69
      Average price/Mcf                           $  5.57          $  2.53

      As shown in the table above, total oil and gas sales increased $28,803 (40.79%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Of this increase, approximately $54,000 was related to an increase in the average price of gas sold, which increase was partially offset by a decrease of approximately $25,000 related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 9 barrels and 9,781 Mcf, respectively, for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. The decrease in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one well during the six months ended June 30, 2000, (ii) the receipt of a decreased percentage of sales on one well during the six months ended June 30, 2001 due to gas balancing, and (iii) production difficulties incurred on one well during the six months ended June 30, 2001. As of the date of this Quarterly Report, Management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas produced. Average oil and gas prices increased to $28.88 per barrel and $5.57 per Mcf, respectively, for the six months ended June 30, 2001 from $25.69 per barrel and $2.53 per Mcf, respectively, for the six months ended June 30, 2000.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $6,174 (26.0%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This decrease was primarily due to (i) a positive prior period lease operating expense adjustment made by the operator on one well during the six months ended June 30, 2000 and (ii) a negative prior period lease operating expense adjustment made by the operator on another well during the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 17.7% for the six months ended June 30, 2001 from 33.7% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $4,305 (83.8%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase was primarily due to (i) a decrease in the gas price used in the valuation of reserves at June 30, 2001 as compared to June 30, 2000 and (ii) the increase in the average prices of oil and gas sold. These increases were partially offset by a decrease in depreciation, depletion, and amortization due to the decrease in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 9.5% for the six months ended June 30, 2001 from 7.3% for the six months ended June 30, 2000. This percentage increase was primarily due to the dollar increase in depreciation, depletion, and amortization.

      General and administrative expenses increased $836 (4.0%) for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. As a percentage of oil and gas sales, these expenses decreased to 21.7% for the six months ended June 30, 2001 from 29.3% for the six months ended June 30, 2000. This percentage decrease was primarily due to the increase in oil and gas sales.

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


                              DYCO OIL AND GAS PROGRAM 1986-X LIMITED
                              PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  August 8, 2001              By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  August 8, 2001              By:         /s/Patrick M. Hall
                                       -------------------------------
                                              (Signature)
                                              Patrick M. Hall
                                              Chief Financial Officer