Form 10-Q
period 2002-03-31
DYCO OIL & GAS PROGRAM 1986-X
filed 2002-05-07
CIK 803095

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                    FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


For the quarter ended                     Commission File Number
   March 31, 2002                                 0-16331



                         DYCO OIL AND GAS PROGRAM 1986-X
                           (A LIMITED PARTNERSHIP)
            (Exact Name of Registrant as specified in its charter)



         Minnesota                         41-1565819
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                       Number)
     organization)



Samson Plaza, Two West Second Street, Tulsa, Oklahoma  74103
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
                                   (Unaudited)

                                     ASSETS

                                                March 31,      December 31,
                                                  2002             2001
                                               -----------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                      $35,060         $ 35,507
   Accrued oil and gas sales                       12,021           14,003
                                                  -------         --------
      Total current assets                        $47,081         $ 49,510

NET OIL AND GAS PROPERTIES, utilizing
   the full cost method                            41,180           42,721

DEFERRED CHARGE                                     9,862            9,862
                                                  -------         --------
                                                  $98,123         $102,093
                                                  =======         ========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                               $ 5,581         $  5,011
                                                  -------         --------
      Total current liabilities                   $ 5,581         $  5,011

ACCRUED LIABILITY                                 $ 8,497         $  8,497

PARTNERS' CAPITAL:
   General Partner, 21 general
      partner units                               $   841         $    886
   Limited Partners, issued and
      outstanding, 2,000 Units                     83,204           87,699
                                                  -------         --------
      Total Partners' capital                     $84,045         $ 88,585
                                                  -------         --------
                                                  $98,123         $102,093
                                                  =======         ========






                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                --------          -------

REVENUES:
   Oil and gas sales                             $20,371          $63,857
   Interest                                          124              382
                                                 -------          -------
                                                 $20,495          $64,239

COSTS AND EXPENSES:
   Oil and gas production                        $ 9,338          $11,948
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   1,495            3,924
   General and administrative
      (Note 2)                                    14,202           14,546
                                                 -------          -------
                                                 $25,035          $30,418
                                                 -------          -------

NET INCOME (LOSS)                               ($ 4,540)         $33,821
                                                 =======          =======
GENERAL PARTNER (1%) - net income
   (loss)                                       ($    45)         $   338
                                                 =======          =======
LIMITED PARTNERS (99%) - net income
   (loss)                                       ($ 4,495)         $33,483
                                                 =======          =======
NET INCOME (LOSS) PER UNIT                      ($  2.25)         $ 16.73
                                                 =======          =======
UNITS OUTSTANDING                                  2,021            2,021
                                                 =======          =======







                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                     2002           2001
                                                   ---------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                               ($ 4,540)       $33,821
   Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                    1,495          3,924
      (Increase) decrease in accrued
        oil and gas sales                             1,982       (  4,397)
      Increase in accounts payable                      570            141
                                                    -------        -------
   Net cash provided (used) by
      operating activities                         ($   493)       $33,489
                                                    -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of oil and gas
      properties                                    $    46        $     -
                                                    -------        -------
   Net cash provided by investing
      activities                                    $    46        $     -
                                                    -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                               $     -       ($40,420)
                                                    -------        -------
   Net cash used by financing
      activities                                    $     -       ($40,420)
                                                    -------        -------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS                                     ($   447)      ($ 6,931)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               35,507         29,435
                                                    -------        -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                    $35,060        $22,504
                                                    =======        =======






                     The accompanying condensed notes are an
                  integral part of these financial statements.

             DYCO OIL AND GAS PROGRAM 1986-X LIMITED PARTNERSHIP
                   CONDENSED NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The balance sheet as of March 31, 2002, statements of operations for the three months ended March 31, 2002 and 2001, and statements of cash flows for the three months ended March 31, 2002 and 2001 have been prepared by Dyco Petroleum Corporation ("Dyco"), the General Partner of the Dyco Oil and Gas Program 1986-X Limited Partnership (the "Program"), without audit. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2002, results of operations for the three months ended March 31, 2002 and 2001, and changes in cash flows for the three months ended March 31, 2002 and 2001 have been made.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Program's Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


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


2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      Under the terms of the Program's partnership agreement, Dyco is entitled to receive a reimbursement for all direct expenses and general and administrative, geological and engineering expenses it incurs on behalf of the Program. During the three months ended March 31, 2002 and 2001, the Program incurred such expenses totaling $14,202 and $14,546, respectively, of which $6,030 was paid each period to Dyco and its affiliates.

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

      In July 2002, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Program). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Program's depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Program's financial condition or results of operations.


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

      Historically, oil and gas prices have been volatile and are likely to continue to be volatile. As a result, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Program's gas reserves are being sold in the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in early 2001 were significantly higher than the Program's historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. However, prices for both oil and gas soon declined and were relatively lower in late 2001 and early 2002 as a result of the declining economy and relatively mild winter weather. Recently, prices of oil and gas have improved, to some extent due to unrest in the Middle East. It is not possible to accurately predict future trends.

      THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2002             2001
                                                  -------          -------
      Oil and gas sales                           $20,371          $63,857
      Oil and gas production expenses             $ 9,338          $11,948
      Barrels produced                                 34                -
      Mcf produced                                  9,620            9,039
      Average price/Bbl                           $ 16.97          $     -
      Average price/Mcf                           $  2.06          $  7.06

      As shown in the table above, total oil and gas sales decreased $43,486 (68.1%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. Of this decrease, approximately $48,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold increased 34 barrels and 581 Mcf, respectively, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. The average oil price was $16.97 per barrel during the three months ended March 31, 2002. The average gas price decreased to $2.06 per Mcf for the three months ended March 31, 2002 from $7.06 per Mcf for the three months ended March 31, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $2,610 (21.8%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 45.8% for the three months ended March 31, 2002 from 18.7% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in the average price of gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,429 (61.9%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. This decrease was primarily due to the decrease in the average price of gas sold. As a percentage of oil and gas sales, this expense increased to 7.3% for the three months ended March 31, 2002 from 6.1% for the three months ended March 31, 2002. This percentage increase was primarily due to the decrease in the average price of gas sold.

      General and administrative expenses decreased $344 (2.4%) for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001. As a percentage of oil and gas sales, these expenses increased to 69.7% for the three months ended March 31, 2002 from 22.8% for the three months ended March 31, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

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


                                    DYCO OIL AND GAS PROGRAM 1986-X LIMITED
                                    PARTNERSHIP

                                    (Registrant)

                                    BY:   DYCO PETROLEUM CORPORATION

                                          General Partner


Date:  May 7, 2002                  By:         /s/Dennis R. Neill
                                       -------------------------------
                                              (Signature)
                                              Dennis R. Neill
                                              President


Date:  May 7, 2002                  By:         /s/Craig D. Loseke
                                       -------------------------------
                                              (Signature)
                                              Craig D. Loseke
                                              Chief Financial Officer